Form 10-Q
period 1995-06-30
BOETTCHER WESTERN PROPERTIES III LTD
filed 1995-08-22
CIK 716822

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1995 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____________ TO _________


Commission File Number   0-11502

                    BOETTCHER WESTERN PROPERTIES III LTD.
            (Exact name of registrant as specified in its charter)

      COLORADO                                             84-0911344
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

      828 SEVENTEENTH STREET
       DENVER, COLORADO                                        80202
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (303) 628-8000

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No____

                                     INDEX

                                                                           Page

PART I.  Financial Information

Item 1.  Financial Statements (unaudited)

   Balance Sheets -  June 30, 1995
     and September 30, 1994                                                  3

   Statements of Operations - Three and nine months
     ended June 30, 1995 and 1994                                            4

   Statement of Partners' Capital (Deficit) - Nine
     months ended June 30, 1995                                              5

   Statements of Cash Flows - Nine months
     ended June 30, 1995 and 1994                                            6

   Notes to Financial Statements                                             7


Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                          11

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURE                                                                   16

Item 1.  Financial Statements

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)

                                                                 June 30,                September 30,
         Assets                                                   1995                     1994
         ------                                            ------------------       ------------------
Real Estate investments, at gross cost
   Properties held for sale                                      16,322,205                16,233,194
   Less discount on related debt                                 (1,192,518)               (1,192,518)
                                                                -----------               -----------
                                                                 15,129,687                15,040,676
Less Accumulated depreciation                                    (4,719,422)               (4,382,580)
                                                                -----------               -----------

                                                                 10,410,245                10,658,096

Cash and cash equivalents at cost, which
   approximates market value                                        657,472                   694,828
Accounts receivable and other assets                                169,208                   229,731
Property tax and other escrow deposits                               70,213                    88,318
Debt issuance costs, net of accumulated
   amortization of $136,775 and $92,900,
   respectively                                                      23,747                    19,224
Deferred leasing costs, net of accumulated
   amortization of $417,248 and $383,878,
   respectively                                                     185,094                   205,740
                                                                -----------                ----------

                                                                $11,515,979               $11,895,937
                                                                ===========               ===========
         Liabilities and Partners' Deficit
         ---------------------------------
Mortgage payable, net of unamortized debt
   discount of $7,815 and $16,013
   respectively                                                   7,193,235                 7,339,842
Payable to managing general partner                               1,464,465                 1,400,769
Accounts payable and accrued expenses                               285,068                   335,727
Property taxes payable                                               77,679                   141,246
Tenants' deposits                                                    69,915                    77,710
Unearned rental income                                                7,885                    22,677
Accrued interest payable                                             33,339                    33,842
                                                                    -------                  --------

         Total Liabilities                                        9,131,586                 9,351,813
                                                                 ----------                ----------

Partners' capital (deficit):
   General partners                                                (126,438)                 (124,841)
   Limited partners                                               2,510,831                 2,668,965
                                                                 ----------                ----------

         Total partners' capital                                  2,384,393                 2,544,124
                                                                 ----------                ----------


Commitments and Contingencies                                   $11,515,979               $11,895,937
                                                                ===========               ===========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERITIES III LTD.
                            (A Limited Partnership)

                            Statements of Operations

               Three and Nine Months Ended June 30, 1995 and 1994
                                  (Unaudited)




                                                              Three Months Ended                         Nine Months Ended
                                                                June 30,                                   June 30,
                                                            -------------------------   ----------------------------------------
Revenue:                                                     1995           1994                       1995            1994
                                                            --------   --------------             -------------   --------------
   Rental income                                          $ 533,743        1,046,793                1,599,025        3,483,147
   Tenant reimbursements for
         common area charges, insurance and taxes            48,702           79,962                  187,449          226,619
   Other income                                              21,243           47,984                   70,197          143,658
                                                           --------       ----------                 --------      -----------

                                                            603,688        1,174,739                1,856,671        3,853,424
                                                           --------       ----------               ----------       ----------


Expenses:
   Interest, including amortization of debt
         discount and debt issuance costs                   201,419          417,559                  608,164        1,352,878
   Depreciation                                             111,116          171,146                  336,863          632,212
   Property taxes                                            64,765           95,039                  192,409          329,094
   Fees and reimbursements to managing
         general partner                                     49,881           76,735                  138,645          254,131
   Other managment fees                                      22,749           50,243                   81,724          159,188
   Salaries of on-site property managers                     36,503           97,020                  109,091          281,169
   Repairs and maintenance                                   59,151          164,855                  210,034          448,212
   Utilities                                                 29,170          122,645                   91,305          443,165
   Other administrative                                      49,119           75,929                  184,795          292,115
   Environmental Costs                                        2,205            -                       63,372           -
                                                           --------         --------                 --------         --------

                                                            626,078        1,271,171                2,016,402        4,192,164
                                                           --------       ----------               ----------       ----------


Operating loss before provision for estimated loss
   and gain on sale of real estate investments            $ (22,390)         (96,432)                (159,731)        (338,740)
                                                          ----------       ---------                ---------        ---------

Provision for estimated loss on operating property             -              (3,937)                    -             (16,059)
Gain on sale of real estate investments                        -           1,441,947                     -           1,441,947
                                                          ----------       ---------                ---------        ---------

   Net earnings (loss)                                    $ (22,390)       1,341,578                 (159,731)       1,087,148
                                                          ==========       =========                =========        =========


Net earnings (loss) per limited partnership unit,
   using the weighted average number of limited
   partnership units outstanding of 22,000                $   (1.01)           60.37                    (7.18)           48.92
                                                          ==========       =========                ==========       =========



See accompanying notes to financial statements.

                      BOETTCHER WESTERN PROERTIES III LTD.
                            (A Limited Partnership)


                    Statement of Partners' Capital (Deficit)

                        Nine Months ended June 30, 1995
                                  (Unaudited)


                                                                                                              Total
                                                          General                  Limited                  Partners'
                                                         Partners                 Partners                   Capital
                                                      --------------            -------------             -------------
Capital (deficit) at October 1, 1994                   $ (124,841)                2,668,965                2,544,124

Net loss for the nine months
   ended June 30, 1995                                     (1,597)                 (158,134)                (159,731)
                                                       ----------                 ---------                ---------


Capital (deficit) at June 30, 1995                     $ (126,438)                2,510,831                2,384,393
                                                       ==========                 =========                =========



See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                    Nine Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                                                Nine Months Ended
                                                             --------------------------------------------------
Cash flows from operating activities:                                        1995                      1994
                                                                       --------------            --------------
   Net earnings (loss)                                                    $ (159,731)               $1,087,148
   Adjustments to reconcile net earnings (loss) to net
         net cash provided by operating activities:
         Depreciation and amortization                                       422,304                   858,739
         Provision for estimated loss on operating property                     -                       16,059
         Gain on sale of properties                                             -                   (1,441,947)

   Change in assets and liabilities:
         Decrease in accounts receivable, interest receivable
                 and other assets                                             60,523                     6,767
         Decrease in property tax and other escrow deposits                   18,105                    31,309
         Increase (decrease) in payable to managing general
                 partner relating to operations                               63,696                  (587,286)
         (Decrease) in property taxes payable                                (63,567)                 (184,066)
         (Decrease) in tenants' deposits                                      (7,795)                  (37,763)
         (Decrease) accrued interest payable                                    (503)                     (973)
         (Decrease) in unearned rental income                                (14,792)                  (36,907)
         (Decrease) in accounts payable and other
                 accrued liabilities                                         (50,659)                 (197,533)
                                                                           ---------               -----------
                   Net cash provided by (used by)
                          operating activities                               267,581                  (486,453)
                                                                           ---------               -----------

Cash flows provided by (used by) investing activities:
   Additions to real estate investments                                      (89,011)                 (169,307)
   (Increase) in deferred leasing costs                                      (12,724)                 (249,165)
   Proceeds from sale of properties net of closing costs
         and other costs of sale                                                -                   11,658,389
                                                                           ---------               -----------
                 Net cash provided by (used by)
                          investing activities                              (101,735)               11,239,917
                                                                           ---------               -----------

Cash flows used in financing activities:
   Payments to managing general partner                                         -                     (109,705)
   Reductions in mortgage principal                                         (154,804)               (7,652,714)
   Increase in debt issuance cost                                            (48,398)                 (119,594)
   Distributions to limited partners                                            -                   (2,750,000)
                                                                           ---------               -----------
                 Net cash used in financing activities                      (203,202)              (10,632,013)
                                                                           ---------              ------------

Net increase (decrease) in cash and cash equivalents                         (37,356)                  121,451

Cash and cash equivalents at September 30                                    694,828                   481,507
                                                                            --------                  --------

Cash and cash equivalents at June 30                                       $ 657,472                $  602,958
                                                                           =========                ==========

Supplemental disclosure of cash flow information:
   Interest paid in cash during the period                                 $ 608,667                $1,158,958
                                                                           =========                ==========


See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1995
                                  (Unaudited)


(1)      Financial Statement Adjustments and Footnote Disclosure

         The accompanying financial statements are unaudited. However, Boettcher Properties, Ltd. (BPL), the Managing General Partner of Boettcher Western Properties III Ltd. (the Partnership), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. BPL believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Western Properties III Ltd. September 30, 1994 Annual Report.

(2)      Significant Accounting Principles

         Deferred Leasing Costs
         Costs associated with the leasing of the Partnership's shopping center are deferred and amortized over the life of the related leases and are recorded at cost. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

         Income Taxes
         No provision has been made for federal income taxes, as the liability for such taxes is that of the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes, primarily depreciation and debt discount.

         Real Estate Investments
         Properties held for sale are recorded at the lower of cost or fair market value based upon independent appraised values.

         Buildings and improvements are depreciated using the straight-line method over an estimated useful life of 30 years. Equipment and furnishings are depreciated using the straight-line method over an estimated useful life of 5 years. Renewals and betterments are capitalized, and repairs and maintenance are charged to operations as incurred.

         Debt Discount and Debt Issuance Costs
         Debt discount is amortized to interest expense using the level-interest-yield method over the term of the related debt.

         Costs incurred in arranging financing, such as loan origination fees, commitment fees and extension fees, are deferred and amortized using the level-interest-yield method over the term of the related debt.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1995
                                  (Unaudited)

         Statement of Cash Flows
         For purposes of the Statement of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents are comprised of the following at June 30:

                                                                     1995                              1994
                                                                 ------------                       ----------
                 Money Market Fund                                  $565,546                         526,499
                 Operating Cash                                       91,926                          76,459
                                                                    --------                        --------
                          Cash and Cash Equivalents                 $657,472                        $602,958
                                                                    ========                        ========

(3)      Transactions with Managing General Partner

         Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Limited Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the quarter ended June 30, 1995 the amount earned by the Managing General Partner was $35,091.

         Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties reduced by management fees paid to others. For the quarter ended June 30, 1995 the amount earned by the Managing General Partner was $7,075.

         Direct Services: the Managing General Partners and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the quarter ended June 30, 1995, such reimbursements totalled $7,716.

(4)      Liquidity and Debt Maturities

         Based upon projected future net cash flow to be generated by the Partnership's real estate investments, the Managing General Partner believes that the Partnership's working capital position is sufficient as of June 30, 1995.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1995
                                  (Unaudited)

(4)      Continued

         For the nine months ended June 30, 1995, the payable to Managing General Partner increased by $63,696 to a total of $1,464,465 as of June 30, 1995. This increase is the net result of payments to the Managing General Partner totalling $103,370, and the accrual of fees and reimbursements earned by the Managing General Partner through the first nine months of fiscal 1995 in the amount of $148,100 and cash advances made to the Partnership from the Managing General Partner in the amount of $18,966. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1995, if any, to maintain sufficient cash reserves as determined by the Managing General Partner, including any additional reserves to cover remediation costs at Venetian Square Shopping Center. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner which total $18,966, $15,432 and $1,430,067, respectively, as of June 30, 1995.

         The Managing General Partner is attempting to sell the Partnership's remaining real estate investments in fiscal 1995. However, there can be no assurances that the Partnership will sell such properties in 1995. As of June 30, 1995, the Partnership has recorded its remaining real estate investments as properties held for sale. On July 31, 1995 the Partnership entered into a contract to sell La Risa Apartments to an unrelated third party. Closing under the contract is subject to material contingencies including, without limitation, a due diligence review by the buyer. The Partnership has also entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for Venetian Square Shopping Center, the remaining property. The Managing General Partner believes that both of these sales will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, these sales transactions may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to maintain the Partnership's cash reserves as determined by the Managing General Partner, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and to make distributions to limited partners.

         On December 29, 1994, the Partnership obtained from MBL Life Assurance Corporation ("MBL") an extension of the mortgage payable secured by the La Risa Apartments to January 1, 1996. This additional extension of the loan facilitates the Partnership's efforts to sell the property in 1995, with a portion of the sales proceeds being utilized to pay all principal and interest owed to MBL at that time. Under the extension agreement, the annual interest rate (10 5/8%) and monthly payment ($35,698) remain unchanged.

         In December, 1994, the Partnership executed a loan extension agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by Venetian Square Shopping Center to October 1, 1995. The Managing General

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1995
                                  (Unaudited)

(4)      continued

         Partner believes that the extension will help facilitate the Partnership's effort to sell Venetian Square Shopping Center in 1995, whereby a portion of the sales proceeds will be utilized to pay all principal and interest owed to Great West at that time. The Managing General Partner is currently working with Great West on an additional loan extension and anticipates having this completed prior to October 1, 1995.

(5)      Environmental Contingency

         From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $275,000 to date in evaluating the remediation program. In addition, the Partnership accrued $250,000 of environmental expense in 1994 for remediation purposes. Management has not received any information that would indicate an additional accrual for remediation is necessary. However, as additional testwork is completed, the Partership may incur significant additional remediation costs. Accordingly, the accompanying financial statements do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty.

Item 2:  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Results of Operations

                 For the three and nine months ended June 30, 1995, the Partnership generated total revenue of $603,688 and $1,856,671 and incurred total expenses of $626,078 and $2,016,402, resulting in net losses of $23,390 and $159,731, respectively. The Partnership's operating losses decreased $74,042 (77%) and $179,009 (53%) for the three and nine months ended June 30, 1995, when compared with the corresponding periods of fiscal 1994. The Partnership generated decreased total revenue primarily rental income, and decreased total expenses, in all categories with the exception of environmental costs, primarily due to the sale of Los Compadres, La Paz and Maryland Villa Apartments (the "Arizona Properties"), and the foreclosure of SouthCenter Plaza in fiscal 1994. A summary of the Partnership's operations and period-to-period comparisons is presented below:

                          Three Months Ended                               Nine Months Ended
                              June 30,                                           June 30,
                           (In Thousands)                                    (In Thousands)
            ---------------------------------------       --------------------------------------------
                    1995     1994   Change   Change                     1995   1994    Change   Change
                    ----     ----   ------   ------                   ------   -----   ------   ------
Total revenue       $604    1,175     571     (49)%                  $1,857    3,853   (1,816)   (47)%
Total expenses       626    1,271    (645)    (51)%                   2,016    4,192   (2,176)   (52)%
                    ----   ------   -----                           -------   ------  -------

Net loss            $(22)     (96)     74                            $ (159)    (339)     180
                    ====   ======   =====                            ======     ====    =====


         When making period-to-period comparisons, the exclusion of the operations of the Arizona Properties and SouthCenter Plaza from the prior fiscal quarter's results allows for a more meaningful analysis of the operations of the Partnership's remaining investments. For comparison purposes only, the result of operations of the Arizona Properties and SouthCenter Plaza have been exlcuded from the three and nine months ended June 30, 1995 in the table below.

                      Three Months Ended                                  Nine Months Ended
                           June 30,                                           June 30,
                       (In Thousands)                                      (In Thousands)
            ---------------------------------------       --------------------------------------------
                             Pro                                               Pro
                             Forma                                             Forma
                    1995     1994   Change   Change                     1995   1994    Change   Change
                    ----     ----   ------   ------                   ------   -----   ------   ------
Total revenue       $604      648     (44)     (7)%                  $1,857    1,883     (26)     (1)%
Total expenses       626      689     (63)     (9)%                   2,016    2,096     (80)     (4)%
                    ----     ----   -----                           -------   ------   -----

Operating loss      $(22)     (41)     19                            $ (159)    (213)     54
                    ====     ====   =====                           =======   ======   =====

         Based upon the pro forma amounts presented above, total revenue generated by the Partnership for the three and nine monts ended June 30, 1995, excluding the Arizona Properties and SouthCenter Plaza, amounted to $603,688 and $1,856,671, respectively, representing a decrease of $44,280 (7%) and $25,958 (1%) when compared with the three and nine months ended June 30, 1994. The Partnership's properties generated rental income of $533,743 and $1,599,025 for the three and nine months ended June 30, 1995, which represents a decrease of $15,747 (3%) and $6,135 (.05%) for the three months and nine months ended June 30, 1995, when compared with the same pro forma periods in fiscal 1994. During the third quarter of fiscal 1995, La Risa Apartments achieved a weighted average occupancy of 94% and a weighted average effective rental rate per unit per month of $433, representing a decrease of 1% and an increase of $17 respectively, when compared with the third quarter of fiscal 1994. Rental income at La Risa Apartments increased $9,346 (3%) for the nine months ended June 30, 1995 when compared to the same period of fiscal 1994. Rental income at Venetian Square Shopping Center decreased $25,093 (10%) for the nine months ended June 30, 1995 when compared with the same period of fiscal 1994. Average occupancy decreased 2% in fiscal 1995 at Venetian Square Shopping Center, and the average effective rental rate decreased $.74 when compared with the same period in fiscal 1994. Other income increased $2,345 (16%) and $9,933 (23%) for the three and nine months ended June 30, 1995 when compared with the same periods of fiscal 1994, primarily the result of the collection of an aged receivable from a tenant at Venetian Square Shopping Center which had been considered uncollectible in prior years.

                                                                                     Third Quarter
Apartments                                                                Fiscal 1995              Fiscal 1994
- ----------                                                                -----------              -----------
La Risa (254 units)                                                           94%                       95%
Average Effective Rental
         Rate per Unit per Month                                            $433                      $416

Commercial
- ----------
Venetian Square Shopping Center                                               91%                       93%
         (117,115 net rentable square feet)
Retail - Average Effective
         Rental Rate(1)                                                    $8.38                     $9.12

(1) The rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the project.

         Based upon the pro forma amounts, total expenses, excluding the Arizona Properties and SouthCenter Plaza, incurred by the Partnership for the three and nine months ended June 30, 1995 amounted to $626,078 and $2,016,402, respectively. Total Partnership expenses decreased $62,828 (9%) and $79,927 (4%) for the three and nine months ended June 30, 1995, when compared with the same periods in fiscal 1994. Fees and reimbursements to the Managing General Partner decreased $26,853 (35%) and $115,486 (45%) for the three and nine months ended June 30, 1995 when compared with the corresponding periods in fiscal 1994. This decrease is primarily due to the elimination of the accrual of deferred acquistion frees related to the Arizona Properties since the time of sale in June, 1994. Repair and maintenance expense decreased $21,884 (27%) and $1,599 (1%) in the three and nine months ended June 30, 1995, when compared with fiscal 1994. This decrease is primarily the result of roof repairs, parking lot repairs and security expense at Venetian Square Shopping Center incurred in fiscal 1994. Utilities expense decreased $1,281 (5%) and $8,635 (9%) for the three and nine months ended June 30, 1995, when compared with the same periods of fiscal 1994. This decrease is primarily the result of lower utility consumption at La Risa Apartments due to milder weather in fiscal 1995. Other administrative expenses increased $10,713 (6%) for the nine months ended June 30, 1995, when compared with fiscal 1994. The increase is the result of increased advertising at La Risa Apartments, increased legal and accounting fees at Venetian Square Shopping Center, and increased audit fees and legal fees for the Partnership. Environmental expense of $63,372 for the nine months ended June 30, 1995 represents costs associated with the continued evaluation of the soil and groundwater remediation program at Venetian Square Shopping Center. For additional information refer to Note 5 to the Financial Statements as contained in Item 1 of this report.

Liquidity and Capital Resources

         Combined cash and cash equivalent balances, which represent Partnership reserves, were $657,472 at June 30, 1995, representing a decrease of $37,356 when compared with fiscal 1994 year-end balances. Net cash provided by operating activities in fiscal 1995 amounted to $267,581. The most significant change in assets and liabilities in fiscal 1995 relates to a decrease in property taxes payable of $63,567. This decrease is a result of both the payment of property tax liabilities in the first quarter of fiscal 1995 and the elimination of property tax liabilities related to the Arizona Properties in fiscal 1995. Other significant changes in assets and liabilities include an increase in payable to the Managing General Partner of $63,696. This increase is the net result of payments to the Managing General Partner totalling $103,370 and the accrual of fees and reimbursements earned and cash advances made by the Managing General Partner of $148,100 and $18,966, respectively.

         Net cash used by investing activities for the nine months ended June 30, 1995 amounted to $101,735, and is comprised of additions to real estate investements in the amount of $89,011 and deferred leasing costs of $12,724. Capital improvements competed at La Risa Apartments in fiscal 1995 included unit carpet, unit upgrades and appliance replacement as required. The Partnership's fiscal 1995 deferred leasing costs include costs associated with repair of tenant space at Venetian Square Shopping Center.

        Net cash used by financing activities for the nine months ended June 30, 1995 amounted to $203,202, and is comprised of reductions in mortgage principal of $154,804 and an increase in debt issuance costs of $48,398. The increase in debt issuance costs is the result of fees paid by the Partnership in order to extend the mortgages payable secured by La Risa Apartments and Venetian Square Shopping Center. Additional cash was provided by direct advances from the Managing General Partner in the amount of $15,432.

         The Partnership is required under its Partnership Agreement to maintain cash reserves of 3% of aggregate capital contributions ($660,00). As of June 30, 1995, the Partnership had $657,472 in cash reserves. The Partnership intends to apply any cash flow generated from Partnership operations in fiscal 1995 to maintain sufficient cash reserves as determined by the Managing General Partner, including any additional reserves deemed necessary by the Managing Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center as discussed below. Thereafter, the Partnership inteds to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner, which totalled $18,966, $15,432 and $1,430,067 as of June 30, 1995.

         To the knowledge of the Managing General Partner, all Properties are in good physical condition. In fiscal 1995, budgeted capital improvements, tenant finish and lease commissions total approximately $45,000, $20,000 and $20,000, respectively. Capital improvements primarily include carpet, unit upgrades and appliance replacement, as required at La Risa Apartments. Tenant finish costs and lease commissions are bugeted in anticipation of leasing vacant space at Venetian Square Shopping Center.

         The Managing General Partner is attempting to sell the Partnership's remaining real estate investments in fiscal 1995. However, there can be no assurances that the Partnership will sell such properties in 1995. As of June 30, 1995, the Partnership has recorded its remaining real estate investments as properties held for sale. On July 31, 1995 the Partnership entered into a contract to sell La Risa Apartments to an unrelated third party. Closing under the contract is subject to material contingencies including, without limitation, a due diligence review by the buyer. The Partnership has also entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for Venetian Square Shopping Center, the remaining property. The Managing General Partner believes that both of these sales will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgage payable; however, these sales transactions may include both cash at closing and deferred paymets to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land which is part of the property. The Partnership intends to apply net sales proceeds to maintain the Partnership's cash reserves, as determind by the Managing General Partner, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and make distributions to limited partners.

         On December 29, 1994, the Partnership obtained from MBL Life Assurance Corporation ("MBL") an extension of the mortgage payable secured by the La Risa Apartments to January 1, 1996. This additional extension of the loan facilitates the Partnership's efforts to sell the property in 1995, with a portion of the sales proceeds being utilized to pay all principal and interest owed to MBL at that time. Under the extension agreement, the annual interest rate (10 5/8%) and monthly payment ($35,698) remain unchanged.

         In December, 1994, the Partnership executed a loan extension agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by Venetian Square Shopping Center to October 1, 1995. The Managing General Partner believes that the extension will help facilitate the Partnership's effort to sell Venetian Square Shopping Center in 1995, whereby a portion of the sales proceeds will be utilized to pay all principal and interest owed to Great West at that time. The Managing General Partner is currently working with Great West on an additional loan extension and anticipates having this completed prior to October 1, 1995.

         From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $275,000 to date in evaluating the remediation program. In addition, the Partnership accrued $250,000 of environmental expense in 1994 for remediation purposes. Management has not received any information that would indicate an additional accrual for remediation is necessary. However, as additional testwork is completed, the Partership may incur significant additional remediation cots. Accordingly, the accompanying financial statements do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty.

PART II.         OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b)   Reports on Form 8-K

               No reports on Form 8-K were required or filed by Registrant during the period for which this report is filed.

                                   SIGNATURE

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BOETTCHER WESTERN PROPERTIES III LTD.
                                                (Registrant)

                                     By:  Boettcher Properties, Ltd., as
                                          Managing General Partner

                                          By:  BPL Holdings, Inc., as
                                               Managing General Partner

Dated:  August 21, 1995                   By:  /s/Thomas M. Mansheim
                                               Thomas M. Mansheim
                                               Treasurer, Principal Financial
                                               and Accounting Officer of the
                                               Partnership