Form 10-K
period 1995-09-30
BOETTCHER WESTERN PROPERTIES III LTD
filed 1995-12-28
CIK 716822

                                                            Total # of Pages: 43

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  September 30, 1995
                                -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     None       to      None
     Commission file number             0-11502

                     BOETTCHER WESTERN PROPERTIES III LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                     84-0911344
-------------------------------                ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


      828 17th Street, Denver, Colorado                        80202
------------------------------------------     ---------------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code   (303) 628-8000
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
      Title of each class                                 which registered
      -------------------                            ------------------------

                   None                                    None
-------------------------------                ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       X   Yes         No
                                              -----       -----

                                     INDEX

                                  PART I                                                                 Page
                                  ------                                                                 ----
Item 1.   Business                                                                                          3
Item 2.   Properties                                                                                        6
Item 3.   Legal Proceedings                                                                                 7
Item 4.   Submission of Matters to a Vote of Holders
            of Limited Partnership Interests                                                                8

                                  PART II
                                  -------

Item 5.   Market of the Registrant's Limited Partnership Interests and
            Related Limited Partner Matters                                                                 9
Item 6.   Selected Financial Data                                                                          10
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                      11
Item 8.   Financial Statements and Supplementary Data                                                      16
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                                       33

                                  PART III
                                  --------

Item 10.    Directors and Executive Officers of the Registrant                                             33
Item 11.    Executive Compensation                                                                         35
Item 12.    Security Ownership of Certain Beneficial Owners and Management                                 35
Item 13.    Certain Relationship and Related Transactions                                                  36

                                  PART IV
                                  -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                37
SIGNATURES                                                                                                 42

                                     PART I


Item 1.  BUSINESS

General

        Boettcher Western Properties III Ltd. (the "Partnership") was organized in March 1983 as a Colorado limited partnership. The Partnership's primary business is to own and operate income-producing properties. At September 30, 1995, the Partnership owned and operated one multifamily apartment property located in Texas ("La Risa Apartments") and one shopping center located in California ("Venetian Square Shopping Center"), both of which are being held for sale (the "Properties"). The Properties are more fully described in Item 2 as contained in this report.

        The Partnership, as of September 30, 1995, did not directly employ any persons; it is, however, a party to a Management Agreement with Boettcher Properties, Ltd. (the "Managing Agent"). Under the terms of the Management Agreement, the Managing Agent is responsible for the day-to-day operations of the Partnership, and operating and managing its investments. All regular employees rendering service on behalf of the Partnership are employees of Boettcher Properties, Ltd. or its affiliates. The Properties are owned directly by the Partnership and are managed by independent, third-party property managers who perform daily property management services.

        The General Partners of the Partnership are Boettcher Properties, Ltd. and Boettcher 1983 Associates, Ltd. (the "General Partners"), both Colorado limited partnerships. The Managing General Partner of the Partnership is Boettcher Properties, Ltd. (the "Managing General Partner") and the Associate General Partner is Boettcher 1983 Associates, Ltd. (the "Associate General Partner"). With limited exceptions, the General Partners of the Partnership have exclusive control over the business of the Partnership, which powers are exercised only by the Managing General Partner.

        For the fiscal year ended September 30, 1995, gross rents and tenant reimbursements generated by the Partnership's income-producing properties represented 96% of total Partnership revenue. Monthly rental income is derived from tenant leases at the Properties. Lease terms for the multifamily apartment property are short-term and typically vary from month-to-month tenancy up to twelve months tenancy. Commercial leases for the Partnership's shopping center contain longer lease terms, which vary from one year up to five years for most tenants and up to twenty-five years for major anchor tenants. Commercial leases permit the pass through by the owner of taxes, insurance and common area operating costs to the tenants.

Competition

        The Partnership faces active competition in all aspects of its business. In its operating stage, the Partnership competes with entities which own properties similar in type to those owned by the Partnership. The ability of the Partnership to compete with these entities depends on many factors, including the location, size, condition of its facilities and the availability of similar facilities. When comparable space is available in a general location, the Partnership competes through rental rates and lease terms, among other variables. Now that the Properties are held for sale, the Partnership is competing with other income-producing properties for prospective purchasers. While no statistical information is currently available to delineate the Partnership's competitive position, many of its competitors are believed to have assets and revenues greater than those of the Partnership.

Cash Reserves and Debt Maturities

        The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of September 30, 1995, the Partnership had cash reserves of $836,140, while the required minimum amount was $660,000. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1996, if any, to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center discussed below under "Other Factors" and in Note 7 to the Financial Statements contained in Item 8 of this report. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner, which total $33,645, $23,148 and $1,470,598, respectively, as of September 30, 1995.

        The Managing General Partner is attempting to sell the Partnership's remaining real estate investments in fiscal 1996. However, there can be no assurances that the Partnership will sell the Properties in 1996. The Managing General Partner believes that these sales will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, the sales transactions may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination at the property as described below under "Other Factors". The Partnership intends to apply net sales proceeds to establish and maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner, and to make distributions to limited partners. The Partnership has entered into listing agreements with unrelated real estate brokerage firms to act as exclusive selling agents for the Properties. These investments are classified as properties held for sale at September 30, 1995 and 1994.

Other Factors

        Seasonal weather conditions do not have a material impact on the operations of the Properties, although the usage of water, gas, electricity and the attendant expense may vary according to the particular season and geographic location.

        Federal, state and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations of any of the Properties nor on the capital expenditures, earnings or competitive position of the Partnership and no material effect is anticipated in the future, subject to the environmental assessment which is currently underway at Venetian Square Shopping Center and the potential remediation costs payable by the Partnership.

        Environmental site assessments have been and are currently being performed on a parcel of land adjacent to and part of Venetian Square Shopping Center. This parcel of land had previously been operated as a card-lock fueling station containing underground fuel storage tanks. In fiscal 1992, these underground fuel storage tanks were excavated and removed from this parcel of land, at which time leakage of petroleum contaminants was discovered. The Partnership has been advised that groundwater contamination has also occurred and the Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. For additional discussion of this matter, refer to Note 7 to the Financial Statements as contained in Item 8 of this report.

        Other federal, state and local laws and regulations, including requirements of the Americans with Disabilities Act, may require that the Partnership incur capital expenditures to ensure compliance. At this time, it is not anticipated that these capital expenditures will materially affect the Partnership's cash flows.

        Although rent control measures have not been introduced in the areas in which the Properties are located, no assurances can be given that rent control measures will not be adopted in the future.

        The Tax Reform Act of 1986 resulted in reduced tax benefits for purchasers of real estate. To offset the loss of such benefits, purchasers may negotiate lower prices when acquiring properties to achieve yields comparable to those that resulted from the combination of cash flow and tax benefits available prior to the Tax Reform Act of 1986. In addition, the value of tax losses allocated to individual limited partners has been significantly reduced due to passive loss limitations and reduced tax rates.

        The business of the Partnership to date has involved only one industry segment; accordingly, all information required by Item 101(b) of Regulation S-K is included in the Financial Statements as contained in Item 8 of this report. The Partnership has no foreign operations.

Item 2.  PROPERTIES

        At September 30, 1995, the Partnership owned and operated one multifamily apartment property and one shopping center, both of which are being held for sale, as more fully described below:

Name and Location           General Character of Property

La Risa Apartments          33-building, 254-unit multifamily apartment property
800 Babock Road             containing approximately 183,896 square feet of net
San Antonio, Texas          rentable area on approximately 9.7 acres of land.

Venetian Square Shopping
  Center                    3-building shopping center containing
4555 North Pershing Avenue  approximately 117,107 square feet of net rentable
Stockton, California        area on approximately 9.2 acres of land.

        As stated above, at September 30, 1995, the Partnership has classified both of the Properties as properties held for sale.

        For information regarding the indebtedness to which each of the Properties is subject, see Notes 3 and 6 to the Financial Statements as contained in Item 8 of this report.

        On June 6, 1994, the Partnership sold the land, related improvements and personal property of Los Compadres, La Paz and Maryland Villa Apartments (the "Arizona Properties") as described in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in Item 7 of this report and Note 2 to the Financial Statements as contained in Item 8 of this report.

        On September 9, 1994, a foreclosure sale was held regarding the SouthCenter Plaza Shopping Center ("SouthCenter Plaza"), resulting in the loss of the Partnership's investment in SouthCenter Plaza, as more fully discussed in Note 2 to the Financial Statements as contained in Item 8 of this report.

        Average and weighted average occupancies and weighted average effective rental rates generated by the Properties in fiscal 1995, 1994, and 1993 were as follows:

                                  1st      2nd     3rd      4th
                                  Qtr      Qtr     Qtr      Qtr     Fiscal   Fiscal      Fiscal
Apartments                        1995     1995    1995     1995    1995     1994         1993
----------                        ----     ----    ----     ----    ----     ----        ------
La Risa                            93%      93%     94%      95%     94%      96%          97%
Los Compadres                     N/A      N/A     N/A      N/A     N/A       97%(3)       95%
La Paz                            N/A      N/A     N/A      N/A     N/A       96%(3)       91%
Maryland Villa                    N/A      N/A     N/A      N/A     N/A       96%(3)       96%

Weighted average
  occupancy                       N/A      N/A     N/A      N/A     N/A       95%(3)       95%

Weighted average
  effective rental
  rate per unit
  per month                      $440      437     433      433     436      500(3)       481

Commercial
----------
Venetian Square
  Shopping Center                  91%      91%     91%      91%     91%      95%          93%
Retail - Average
  effective rental rate(1)      $9.16     7.88    8.38     8.74    8.54     8.57         8.59

SouthCenter Plaza                 N/A      N/A     N/A      N/A     N/A       37%(4)       41%
Office - Average
  effective
  rental rate(2)                  N/A      N/A     N/A      N/A     N/A   $12.16(4)     13.77

(1) These rates are "triple net". In addition to this base rent, tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

(2) These rates are "full service". In addition to this base rent, tenants pay only their pro rata share of taxes, insurance and common area maintenance expenses at the property in excess of the expenses incurred at the property during the tenant's initial year of occupancy.

(3) These computations give effect to the sale of the Arizona Properties on June 6, 1994.

(4)      Averages computed through date of foreclosure.

Item 3.  LEGAL PROCEEDINGS

            The Partnership is not a party to, nor are the Properties the subject of, any material pending legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF LIMITED
            PARTNERSHIP INTERESTS

            There have been no matters submitted to a vote of holders of Limited Partnership Interests (the "Units") during the fiscal year which is covered by this report.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED LIMITED PARTNER MATTERS

         At September 30, 1995, 22,000 Units were outstanding and held by 2,220 limited partners.

         The Units have limited transferability. There is no public market for the Units and it is not expected that any will develop. There are significant restrictions relating to the transferability of Units, including the requirement that the Managing General Partner consent to any transfer and to any transferee becoming a substituted limited partner, which consent may be granted or withheld at the sole discretion of the Managing General Partner. In addition, restrictions on transfers may be imposed by federal and state securities laws.

         On June 22, 1994, a distribution of $2,750,000 ($125/Unit) was made to limited partners from the net proceeds of the sale of the Arizona Properties. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1996, if any, to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and make distributions to the limited partners.


         The Managing General Partner is attempting to sell the Partnership's remaining real estate investments in fiscal 1996. However, there can be no assurances that the Partnership will sell the Properties in 1996. The Managing General Partner believes that these sales will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, the sales transactions may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination at the property. The Partnership intends to apply net sales proceeds to establish and maintain the minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and to make distributions to limited partners.

Item 6.  SELECTED FINANCIAL DATA

                     BOETTCHER WESTERN PROPERTIES III LTD.
                           SELECTED FINANCIAL DATA(a)

                   As of or For the Year Ended September 30,

                                  1995             1994             1993              1992             1991
                             --------------    -------------   --------------    -------------    -------------
Total Revenue                   $2,508,536        4,521,349        5,191,770        5,446,898        5,199,034
Operating loss(c)                 (146,895)        (492,317)      (1,391,737)      (1,156,958)        (876,997)
Gain (loss) on sale
  or disposition of
  real estate investments         -              1,441,887          (154,321)       -                 -
                             -------------      -----------      ------------    ------------      -----------

Net earnings (loss)               (146,895)        949,570        (1,546,658)      (1,156,958)        (876,997)

Per Unit:(b)
  Earnings (loss)                    (6.68)          42.73            (69.60)          (52.06)          (39.46)
Cash
  Distribution                       - 0 -          125.00             - 0 -            - 0 -            - 0 -

Total assets                    11,665,669      11,895,397        25,694,558       26,406,983       27,051,634

Mortgages
  payable                        7,153,781       7,339,842        18,075,625       18,135,094       18,166,405

(a) The above selected financial data should be read in conjunction with the Financial Statements and related Notes as contained in Item 8 of this report.

(b) Per Unit data is based upon the 22,000 weighted average Units outstanding during each fiscal year.

(c) The Partnership is evaluating the remediation of petroleum contaminated soil and groundwater on a parcel of land adjacent to and part of the Venetian Square Shopping Center. The contamination resulted from a leaking underground storage tank which was part of a card-lock fueling station operated at Venetian Square Shopping Center from 1979 through 1990. The Partnership has spent approximately $405,000 to date in evaluating the remediation program. Amounts expended were primarily for the evaluation of the contamination in order to determine the method, cost and timing of required soil and groundwater remediation measures to be implemented in the future. Management is unable at this time to estimate the amount of additional remediation expense that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the Financial Statements contained in
         Item 8 of this report do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty. For additional information, refer to Note 7 to the Financial Statements contained in Item 8 of this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
         1995 as compared to 1994:

         September 30, 1995 marked the close of the Partnership's twelfth year of operations. The Partnership continues to own and operate one multifamily apartment property located in Texas (La Risa Apartments) and one shopping center located in California (Venetian Square Shopping Center), both of which are being held for sale as of September 30, 1995.

         For the fiscal year ended September 30, 1995, the Partnership generated total revenue of $2,508,536, and incurred total expenses of $2,655,431, resulting in an operating loss of $146,895. The Partnership's fiscal 1995 operating loss decreased $345,422 (70%) when compared with fiscal 1994. Due to the gain on sale of Los Compadres, La Paz and Maryland Villa Apartments (the "Arizona Properties"), the Partnership generated net earnings of $949,570 in fiscal 1994. Total revenue decreased, primarily rental and other income, and total expenses decreased in all categories, primarily due to the sale of the Arizona Properties. A summary of the Partnership's operations and period-to-period comparisons is presented below.

         When making period-to-period comparisons, the exclusion of the Arizona Properties and SouthCenter Plaza's operations from the prior fiscal year's results allows for a more meaningful analysis of the operations of the Partnership's remaining investments. For comparison purposes only, the Arizona Properties and SouthCenter Plaza's results of operations have been excluded from fiscal 1994 results of operations in the table below.

                                              Pro            Amount
                           Actual            Forma             of            %
                            1995             1994            Change        Change
                          --------          -------          -------       ------
Total revenue              $2,509            2,493               16           1%
Total expenses              2,656            2,814             (158)         (6)%
                          --------           ------            -----

Operating loss              $(147)            (321)             174
                            ======            =====             ====

         Based upon the actual and pro forma amounts presented above, total revenue generated by the Partnership, excluding the Arizona Properties and SouthCenter Plaza, amounted to $2,508,536 in fiscal 1995, representing an increase of $15,761 (1%) compared with fiscal 1994. The Partnership's properties generated rental income of $2,145,948 in fiscal 1995, which represents a decrease of $8,055 when compared with fiscal 1994. La Risa Apartments achieved a weighted average occupancy of 94% and a weighted average effective rental rate per unit per month of $436, representing a decrease of 2% and an increase of $11, respectively, when compared with fiscal 1994. Rental income from Venetian Square Shopping Center decreased $37,803 (4%) in fiscal 1995 when compared with fiscal 1994. At Venetian Square Shopping Center, average occupancy decreased 4% in fiscal 1995 and the average effective rental rate decreased $.03 when compared with fiscal 1994. For additional information on the average occupancies and average effective rental rates for the Partnership's Properties, refer to the table provided in Item 2 as contained in this report. Other income increased $19,220 (27%) in fiscal 1995 when compared with fiscal 1994, primarily the result of increased interest earned by the

Partnership.

         Based upon the actual and pro forma amounts provided above, total expenses, incurred by the Partnership amounted to $2,655,431 in fiscal 1995, a decrease of $158,270 (6%) when compared with fiscal 1994. The largest component of this decrease is the $113,308 (38%) decrease in fees and reimbursements to the managing general partner in fiscal 1995 when compared with fiscal 1994. This decrease is primarily the result of the elimination of the accrual of deferred acquisition fees related to the Arizona Properties in June, 1994. Property tax expense decreased $15,296 (6%) in fiscal 1995 when compared to fiscal 1994, primarily due to lower taxes assessed in 1995 on La Risa Apartments. Repairs and maintenance expense decreased $21,003 (7%) in fiscal 1995 when compared to fiscal 1994 mainly due to roof and parking lot repairs completed at Venetian Square Shopping Center in fiscal 1994. Environmental expense was $72,136 for fiscal 1995, an increase of $24,405 (51%) over fiscal 1994, representing costs associated with the continued evaluation of the soil and groundwater remediation at Venetian Square Shopping Center.

         1994 as compared to 1993:

         For the fiscal year ended September 30, 1994, the Partnership generated total revenue of $4,521,349, and incurred total expenses of $5,013,666, resulting in an operating loss of $492,317. The Partnership's fiscal 1994 operating loss decreased $899,420 (65%) when compared with fiscal 1993. A gain on the sale of Arizona Properties, in the amount of $1,441,887, was recorded in the third quarter of fiscal 1994 as more fully discussed in
Note 2 to the Financial Statements as contained in Item 8 of this report. Due to the gain on sale of real estate investments, the Partnership generated net earnings of $949,570 in fiscal 1994. Total revenue decreased, primarily rental and other income, and total expenses decreased in all categories, primarily due to the sale of the Arizona Properties. A summary of the Partnership's operations and period-to-period comparisons is presented below.

         When making period-to-period comparisons, the exclusion of the Arizona Properties and SouthCenter Plaza's operations from the fiscal 1994 and 1993 results allows for a more meaningful analysis of the operations of the Partnership's remaining investments. For comparison purposes only, the Arizona Properties and SouthCenter Plaza's results of operations have been excluded in both fiscal 1994 and 1993 in the table below.

                            Pro               Pro             Amount
                           Forma             Forma              of           %
                           1994              1993             Change       Change
                         ---------          -------           ------       ------
Total revenue              $2,493            2,369              124           5%
Total expenses              2,814            3,039             (225)         (7)%
                        ---------         --------            -----

Operating loss             $ (321)            (670)             349
                         ========            =====             ====

         Based upon the pro forma amounts presented above, total revenue generated by the Partnership, excluding the Arizona Properties and SouthCenter Plaza, amounted to $2,492,791, representing an increase of $123,868 (5%) compared with fiscal 1993. The Partnership's properties generated rental income of $2,154,003 in fiscal 1994, which represents an increase of $96,312 (5%) when compared with fiscal 1993. La Risa Apartments achieved a weighted average occupancy of 96% and a weighted average effective rental rate per unit per month of

$425, representing a decrease of 1% and an increase of $19, respectively, when compared with fiscal 1993. Rental income from Venetian Square Shopping Center increased $12,564 (1%) in fiscal 1994 when compared with fiscal 1993. At Venetian Square Shopping Center, average occupancy increased 2% in fiscal 1994 and the average effective rental rate decreased $.02 when compared with fiscal 1993. For additional information on the average occupancies and average effective rental rates for the Partnership's Properties, refer to the table provided in Item 2 as contained in this report. Tenant reimbursement income generated by Venetian Square Shopping Center increased $11,502 (5%) in fiscal 1994 when compared with fiscal 1993, representing the collection of fiscal 1993 tenant reimbursements in fiscal 1994. Other income increased $16,053 (29%) in fiscal 1994 when compared with fiscal 1993, primarily the result of increased interest earned by the Partnership and increased other income due to the increased occupancy at La Risa Apartments.

         Based upon the pro forma amounts provided above, total expenses, excluding the Arizona Properties and SouthCenter Plaza, incurred by the Partnership amounted to $2,813,701 in fiscal 1994, a decrease of $225,506 (7%) when compared with fiscal 1993. The largest component of this decrease is the $202,268 decrease in environmental expense associated with the remediation of petroleum contamination at Venetian Square Shopping Center as more fully discussed below and in Note 7 to the Financial Statements contained in Item 8 of this report. Property tax expense increased $21,342 (9%) in fiscal 1994, primarily the result of increased property tax assessments at La Risa Apartments. Fees and reimbursements to the managing general partner decreased $73,891 (20%) in fiscal 1994 when compared with fiscal 1993. This decrease is primarily the result of the suspension of the accrual for deferred acquisition fees associated with SouthCenter Plaza since May 27, 1993 (the date the foreclosure proceeding was initiated) and the elimination of the accrual of deferred acquisition fees related to the Arizona Properties beginning June 6, 1994. Repairs and maintenance increased $50,229 (22%) in fiscal 1994. This increase is primarily the result of roof repairs, parking lot repairs, and increased security expense at Venetian Square Shopping Center. Utilities expense decreased $6,423 (5%) in fiscal 1994 when compared with fiscal 1993, primarily the result of decreased electricity at Venetian Square Shopping Center and decreased water consumption at La Risa Apartments.

Liquidity and Capital Resources

         Combined cash and cash equivalent balances, which represent Partnership reserves, were $836,140 at September 30, 1995, representing an increase of $141,312 when compared with fiscal 1994 year-end balances. Net cash provided by operating activities in fiscal 1995 amounted to $507,250. The most significant change in assets and liabilities in fiscal 1995 relates to an increase in payable to managing general partner relating to operations of $92,977. This increase represents the deferral of fees and reimbursements earned by the Managing General Partner in fiscal 1995. At September 30, 1995 the payable to managing general partner totalled $1,527,391. Other significant changes in assets and liabilities included accounts receivable and other assets which decreased $42,186 in fiscal 1995. This decrease is primarily the result of the partial collection and write-off of rents receivable related to a former tenant at Venetian Square Shopping Center.

         Net cash used by investing activities in fiscal 1995 amounted to $126,273, the result of additions to real estate investments of $113,549 and deferred leasing costs of $12,724. Capital improvements completed at La Risa in fiscal 1995 included unit carpet, unit upgrades and appliance replacement as
required.   The Partnership's fiscal 1995 deferred leasing costs include costs related to tenant finish and lease commissions associated with new tenants and the renewal of existing tenants at Venetian Square Shopping Center.

         Net cash used by financing activities amounted to $239,665 in fiscal 1995, comprised of reductions in mortgage principal of $194,912 and an increase in debt issuance costs of $78,398. The increase in debt issuance costs is the result of fees paid by the Partnership in order to extend the mortgages payable secured by both the La Risa Apartments and Venetian Square Shopping Center.

         The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions (or $660,000) for normal repairs, replacements, working capital and other contingencies. As of September 30, 1995, the Partnership had $836,140 in cash reserves. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1996, if any, to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center as discussed below. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner, which total $33,645, $23,148 and $1,470,598 respectively, as of September 30, 1995.


         To the knowledge of the Managing General Partner, all Properties are in good physical condition. In fiscal 1996, other than the resurfacing of the parking lot at Venetian Square Shopping Center which is budgeted at $100,000, there are no material tenant finish costs and/or lease commissions planned at the Partnership's Properties in fiscal 1996.

         The Managing General Partner is attempting to sell the Partnership's remaining real estate investments in fiscal 1996. However, there can be no assurances that the Partnership will sell the Properties in 1996. The Partnership has entered into listing agreements with unrelated real estate brokerage firms to act as exclusive selling agents for the remaining properties. The Managing General Partner believes that both of these sales will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, these sales transactions may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination at the property. The Partnership intends to apply net sales proceeds to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to Managing General Partner and to make distributions to limited partners.

         On December 29, 1994, the Partnership entered into a second loan extension agreement with MBL Life Assurance Corporation (MBL) to extend the mortgage payable for La Risa Apartments through January 1, 1996 under similar terms and conditions as the original loan agreement. Under the agreement, the Partnership paid a loan extension fee to MBL of $37,100 (1% of the outstanding mortgage payable balance as of January 1, 1995). Subsequent to September 30, 1995, the Partnership entered into negotiations with MBL to obtain an additional extension of the mortgage payable. An additional extension of this loan would facilitate the Partnership's efforts to sell the property in 1996, with a portion of the sale proceeds being utilized to pay all principal and interest owed to MBL at that time. There can be no assurances that the Managing General Partner will be able to obtain such an extension. If the Partnership is unable to obtain an extension, the mortgage payable for La Risa Apartments will be due and payable on January 1, 1996. In this circumstance, if the Partnership does not pay off the mortgage, the Partnership will be in default, entitling MBL to exercise its available remedies, including foreclosure of the property.

         In October 1995, the Partnership entered into an agreement with Great West Life Assurance Company (Great West) to extend the maturity date of the first mortgage payable secured by Venetian Square Shopping Center to October 1, 1997. Under the agreement, the Partnership paid an extension fee of $20,000. The interest rate on the loan was increased from 9 1/2% to 10 1/2% and the monthly principal and interest payment was increased from $37,683 to $39,098.

         The Partnership is evaluating the remediation of petroleum contaminated soil and groundwater on a parcel of land adjacent to and part of the Venetian Square Shopping Center. The contamination resulted from a leaking underground storage tank which was part of a card-lock fueling station operated on the site. The Partnership has been advised that groundwater contamination has also occurred and the Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $405,000 to date in evaluating the remediation program. Management is unable at this time to estimate the extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the Financial Statements contained in Item 8 of this report do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty. See Note 7 to the Financial Statements contained in Item 8 of this report for a more detailed discussion of this situation.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Financial Statements of the Partnership are included herein:

            Independent Auditors' Report                              17

            Balance Sheets - September 30, 1995 and 1994              18

            Statements of Operations -
               Years ended September 30, 1995, 1994 and 1993          19

            Statements of Partners' Capital (Deficit) -
               Years ended September 30, 1995, 1994 and 1993          20

            Statements of Cash Flows -
               Years ended September 30, 1995, 1994 and 1993          21

            Notes to Financial Statements                             23

                          INDEPENDENT AUDITORS' REPORT

THE PARTNERS
BOETTCHER WESTERN PROPERTIES III LTD.:

We have audited the accompanying balance sheets of Boettcher Western Properties III Ltd. (a limited partnership) as of September 30, 1995 and 1994, and the related statements of operations, partners' capital (deficit), and cash flows for each of the years in the three-year period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boettcher Western Properties III Ltd. as of September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed more fully in Note 7 to the financial statements, management of the Partnership has determined that one of the Partnership's real estate properties has environmental contamination. Management is evaluating the extent of such contamination and the remediation of the property and has accrued certain remediation costs. However, management is currently unable to determine the full extent of the remediation measures and the related total cost. Accordingly, the financial statements do not include any additional adjustments, if any, relating to the ultimate outcome of this uncertainty.


                             KPMG PEAT MARWICK LLP


Denver, Colorado
November 22, 1995

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                 Balance Sheets

                          September 30, 1995 and 1994

         Assets                                                    1995                                        1994
         ------                                               ---------------                             -------------
Real estate investments, at gross cost
         Properties held for sale                                $16,346,743                                16,233,194
         Less discount on related debt                            (1,192,518)                               (1,192,518)
                                                                 -----------                               -----------
                                                                  15,154,225                                15,040,676
         Less accumulated depreciation                            (4,833,753)                               (4,382,580)
                                                                 -----------                               -----------
                                                                  10,320,472                                10,658,096

Cash and cash equivalents at cost,
         which approximates market value                             836,140                                   694,828
Accounts receivable and other assets                                 187,545                                   229,731
Property tax and other escrow deposits                               111,511                                    88,318
Debt issuance costs, net of accumulated
         amortization of $154,874 and
         $92,900, respectively                                        35,647                                    19,224
Deferred leasing costs, net of accumulated
         amortization of $427,988 and
         $383,878, respectively                                      174,354                                   205,740
                                                                 -----------                               -----------
                                                                 $11,665,669                                11,895,937
                                                                 ===========                               ===========

         Liabilities and Partners' Capital
         ---------------------------------
Mortgages payable, net of unamortized debt
         discount of $7,162 and $16,013, respectively             $7,153,781                                 7,339,842
Payable to managing general partner                                1,527,391                                 1,400,769
Accounts payable and accrued expenses                                322,420                                   335,727
Property taxes payable                                               140,902                                   141,246
Tenants' deposits                                                     70,533                                    77,710
Unearned rental income                                                19,728                                    22,677
Accrued interest payable                                              33,685                                    33,842
                                                                 -----------                               -----------

         Total liabilities                                         9,268,440                                 9,351,813
                                                                 -----------                               -----------

Commitments and contingencies

Partners' capital (deficit):
         General partners                                           (126,310)                                 (124,841)
         Limited partners                                          2,523,539                                 2,668,965
                                                                 -----------                               -----------
         Total partners' capital                                   2,397,229                                 2,544,124
                                                                 -----------                               -----------
                                                                 $11,665,669                                11,895,937
                                                                 ===========                               ===========


See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)
                            Statements of Operations
                 Years Ended September 30, 1995, 1994 and 1993

Revenue:                                                    1995                      1994                     1993
                                                         ----------                ----------               ----------
         Rental income                                   $2,145,948                 4,086,966                4,764,674
         Tenant reimbursements for
           common area charges,
           insurance and taxes                              271,087                   266,507                  257,107
         Other income                                        91,501                   167,876                  169,989
                                                         ----------                ----------               ----------

                                                          2,508,536                 4,521,349                5,191,770
                                                         ----------                ----------               ----------

Expenses:
         Interest, including amortization
           of debt discount and debt
           issuance costs                                   807,298                 1,573,953                2,170,134
         Depreciation                                       451,174                   743,200                1,020,712
         Property taxes                                     255,633                   405,541                  434,613
         Fees and reimbursements to
           managing general partner                         186,893                   300,201                  374,092
         Other management fees                              108,667                   186,873                  217,603
         Salaries of on-site property
           managers                                         156,975                   325,533                  380,658
         Repairs and maintenance                            260,913                   544,863                  579,110
         Utilities                                          121,150                   487,701                  699,447
         Other administrative                               234,592                   398,069                  457,138
         Environmental costs                                 72,136                    47,732                  250,000
                                                         ----------                ----------               ----------

                                                          2,655,431                 5,013,666                6,583,507
                                                         ----------                ----------               ----------

                 Operating loss                            (146,895)                 (492,317)              (1,391,737)

Provision for loss on SouthCenter Plaza                          --                        --                 (154,921)
Gain on sale of real estate investments                          --                 1,441,887                       --
                                                         ----------                ----------               ----------

                 Net earnings (loss)                      $(146,895)                  949,570               (1,546,658)
                                                         ==========                ==========               ==========

Net earnings (loss)
  per limited partnership unit                               $(6.61)                    42.73                   (69.60)
                                                             ======                     =====                   ======

Weighted average number of limited
  partnership units outstanding                              22,000                    22,000                   22,000
                                                         ==========                ==========               ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Statements of Partners' Capital (Deficit)

                 Years Ended September 30, 1995, 1994 and 1993

                                                                                                                     Total
                                                 General                           Limited                             partners'
                                                partners                          partners                           capital
                                            ----------------                  ---------------                    ---------------
Capital (deficit) at
         October 1, 1993                          $(118,870)                        6,010,082                         5,891,212

Net loss                                            (15,467)                       (1,531,191)                       (1,546,658)
                                                 ----------                        ----------                        ----------

Capital (deficit) at
         September 30, 1993                        (134,337)                        4,478,891                         4,344,554

Distribution to limited partners                         --                        (2,750,000)                       (2,750,000)

Net earnings                                          9,496                           940,074                           949,570
                                                  ---------                        ----------                        ----------

Capital (deficit) at
         September 30, 1994                        (124,841)                        2,668,965                         2,544,124

Net loss                                             (1,469)                         (145,426)                         (146,895)
                                                  ---------                        ----------                        ----------

Capital (deficit) at
         September 30, 1995                       $(126,310)                        2,523,539                         2,397,229
                                                 ==========                        ==========                        ==========


See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                 Years Ended September 30, 1995, 1994 and 1993


                                                                    1995                      1994                     1993
                                                                    ----                      ----                     ----
Cash flows from operating activities:
  Net earnings (loss)                                             $(146,895)                  949,570                (1,546,658)
  Adjustments to reconcile
         net earnings (loss)
         to net cash provided (used) by
         operating activities:
           Depreciation and amortization                            566,109                 1,011,424                 1,362,277
           Provision for loss on
                 SouthCenter Plaza                                       --                        --                   154,921
         Gain on sale of real estate
           investments                                                   --                (1,441,887)                       --
  Change in operating assets and liabilities:
         (Increase) decrease in accounts
           receivable and other assets                               42,186                   (26,670)                 (27,220)
         Increase in property tax and
           other escrow deposits                                    (23,193)                   (2,513)                  (4,828)
         Increase (decrease) in payable to
           managing general partner
           relating to operations                                    92,977                  (618,152)                 374,092
         Increase (decrease) in accounts payable
           and accrued expenses                                     (13,307)                 (135,110)                 191,851
         Increase (decrease) in property
           taxes payable                                               (344)                 (74,205)                   39,835
         Decrease in tenants' deposits                               (7,177)                 (36,041)                   (2,547)
         Decrease in unearned rental income                          (2,949)                 (23,025)                   (4,520)
         Increase (decrease) in accrued
           interest payable                                            (157)                    (488)                  278,549
                                                                  ---------                ---------                 ---------
                 Net cash provided (used) by
                   operating activities                             507,250                 (397,097)                  815,752
                                                                  ---------                ---------                 ---------


(continued)

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                 Years Ended September 30, 1995, 1994 and 1993


                                                                    1995                      1994                     1993
                                                                    ----                      ----                     ----
Cash flows from investing activities:
         Additions to real estate investments                     $(113,549)                 (196,960)                (291,413)
         Deferred leasing costs                                     (12,724)                 (167,729)                 (80,703)
         Net proceeds from sale of real
           estate investments                                            --                11,658,327                       --
         Cash loss relating to foreclosing of
           SouthCenter Plaza                                             --                   (11,674)                      --
                                                                  ---------               -----------               -----------
                 Net cash provided (used)
                   by investing activities                         (126,273)               11,281,964                 (372,116)
                                                                  ---------               -----------               -----------

Cash flows from financing activities:
         Advances from (payments to)
           managing general partner                                  33,645                   (30,900)                  16,442
         Payments of mortgage principal                            (194,912)               (7,762,052)                (243,325)
         Increase in debt issuance costs                            (78,398)                 (128,594)                 (76,456)
         Distributions to limited partners                               --                (2,750,000)                      --
                                                                  ---------               -----------               -----------
           Net cash provided (used) by
           financing activities                                    (239,665)               10,671,546                  (303,339)
                                                                  ---------               -----------               -----------

Net increase in cash and equivalents                                141,312                   213,321                   140,297

Cash and cash equivalents at beginning of year                      694,828                   481,507                   341,210
                                                                  ---------               -----------               -----------

Cash and cash equivalents at end of year                          $ 836,140                   694,828                   481,507
                                                                  =========               ===========               ===========

Supplemental disclosure of cash flow information:
         Interest paid in cash during the year                    $ 736,630                 1,349,719                 1,506,939
                                                                  =========               ===========               ===========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993

(1)      Significant Accounting Principles

         Organization and Allocation of Income and Losses
         Boettcher Western Properties III Ltd. (the Partnership) is a limited partnership formed on March 18, 1983 for the purpose of investing in improved and unimproved real property. Limited Partnership Interests (Units) were sold through a public offering and currently 22,000 Units at $1,000 per Unit are outstanding.

         The managing general partner of the Partnership is Boettcher Properties, Ltd. (BPL), and the associate general partner is Boettcher 1983 Associates, Ltd.

         The Partnership Agreement provides for the net operating income of the Partnership to be allocated as follows: (i) to the limited partners to the extent necessary to satisfy the 8% Current Distribution Preference, as defined (an amount equal to 8% of the daily average aggregate adjusted capital contributions of the limited partners) and
         (ii) 1% of the remainder to the General Partners and 99% to the limited partners. Net operating losses are allocated 1% to the General Partners and 99% to the limited partners.

         The Partnership Agreement provides for net capital income from the sale or other disposition of Partnership properties to be allocated on a cumulative basis as follows: (i) 1% to the General Partner and 99% to the limited partners to the extent of depreciation deductions taken from the inception of the Partnership, (ii) to the limited partners to the extent necessary to satisfy the Net Proceeds Distribution Preference, as defined (an amount equal to the sum of limited partner capital contributions not yet returned and any unsatisfied 8% current Distribution Preference from prior periods) and (iii) 25% of the remainder to the General Partners and 75% to the limited partners.
         Net capital loss is allocated 1% to the General Partners and 99% to the limited partners.

         Deferred Leasing Costs
         Costs associated with the leasing of the Partnership's shopping center and office building are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

         Income Taxes
         No provision has been made for federal income taxes, as the taxable income (loss) is reported by the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes, primarily depreciation and debt discount.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993

A reconciliation of net earnings (loss) per the accompanying financial statements and Partnership's tax return is shown in the table below. Results of operations for the year ended September 30, 1995 as shown in the financial statements is actual. However, the Partnership's tax return for December 31, 1995 has not been prepared; therefore, the reconciling items for 1995 are estimates by management.

                                                                     1995                   1994                    1993
                                                                 ------------          ---------------         -----------------
                                                                                          (unaudited)
         Net earnings (loss) per financial statements            $(146,895)                 949,570                (1,546,658)
         Fiscal to calendar year net difference                    (29,600)                 143,901                    71,331
         Tax depreciation in excess of depreciation
           for financial statement purposes                       (600,000)                (655,164)                 (571,597)
         Debt discount amortization not deducted
           tax purposes                                             65,000                   64,851                   165,606
         Rental revenue reported in different years
           for tax and financial statement purposes                 (1,000)                  (2,520)                   (6,847)
         Environmental costs not deducted for
           tax purposes                                            (11,000)                 (11,030)                  250,000
         Provision for estimated loss on operating
           property not deducted for tax purposes                       --                        --                  148,157
         Difference in net gain on sale of real estate
           investments for tax and financial statements                 --                 3,370,263                       --
                                                                ----------                ----------              -----------
         Net earnings (loss) for income tax purposes            $ (723,495)                3,859,871               (1,489,908)
                                                                ==========                ==========              ===========

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993

(1)      Continued

         Cash and Cash Equivalents
         For purposes of the Statement of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following as of September 30:

                                                                              1995                              1994
                                                                         ------------                       -----------
         Money Market Fund                                                   $721,050                           598,914
         Operating Cash                                                       115,090                            95,914
                                                                             --------                           -------
                 Cash and Cash Equivalents                                   $836,140                           694,828
                                                                             ========                           =======

         Debt Issuance Costs and Debt Discount
         Costs incurred in arranging financing, such as loan origination fees, commitment fees and extension fees, are deferred and amortized using the level-interest-yield method over the term of the related debt or the extension period.

         Debt discount is amortized to interest expense using the level-interest-yield method over the term of the related debt.

         Reclassification

         Certain prior year amounts have been reclassified to conform with fiscal 1995 financial statement presentation.

(2)      Real Estate Investments

         Mortgages assumed in connection with the acquisition of the Partnership's properties were discounted using an equivalent market rate of interest as of the date of acquisition. For financial statement purposes, the resulting discount is deducted from the original cost basis of the related real estate investment property, thereby resulting in a reduction of depreciation expense over the life of the assets.

         As of September 30, 1995, the market value of the Partnership's properties held for sale exceeds cost, based upon independent appraised values or preliminary offers to purchase the properties.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993

(2)      Continued

         The cost of the Partnership's real estate investments and related accumulated depreciation, debt discount and allowance for loss are as follows:

                               September 30, 1995

         Properties           Land and       Buildings and     Equipment and                     Less discount     Property balance,
         Held for Sale      improvements     improvements       furnishings         Total       on related debt     net of discount
         -------------      ------------     -------------     -------------        -----      ----------------    -----------------
         La Risa Apts        $1,620,095         5,277,131          761,940        7,659,166          (414,111)          7,245,055
         Venetian
           Square            1,802,853          6,884,724               --        8,687,577          (778,407)          7,909,170
                            ----------        -----------         --------      -----------        ----------          ----------
                             3,422,948         12,161,855          761,940       16,346,743        (1,192,518)         15,154,225
                            ----------        -----------         --------      -----------        ==========          ==========

         Less discount on
           related debt       (266,170)          (915,373)         (10,975)      (1,192,518)
                            ----------        -----------         --------      -----------
                             3,156,778         11,246,482          750,965       15,154,225
                            ----------        -----------         --------      -----------
         Less accumulated
           depreciation        (42,470)        (4,277,520)        (513,763)      (4,833,753)
                            ----------        ----------         ---------      -----------
                            $3,114,308          6,968,962          237,202       10,320,472
                            ==========       ============        =========      ===========



                                                               September 30, 1994
                                                               ------------------

         La Risa Apts       $1,620,095          5,277,131          648,391        7,545,617          (414,111)          7,131,506
         Venetian
           Square            1,802,853          6,884,724               --        8,687,577          (778,407)          7,909,170
                            ----------        -----------         --------      -----------        ----------          ----------
                             3,422,948         12,161,855          648,391       16,233,194        (1,192,518)         15,040,676
                            ----------        -----------         --------      -----------        ==========          ==========

         Less discount on
           related debt       (266,170)          (915,373)         (10,975)      (1,192,518)
                            ----------        -----------         --------      -----------
                             3,156,778         11,246,482          637,416       15,040,676
                            ----------        -----------         --------      -----------
         Less accumulated
           depreciation        (39,474)        (3,902,638)        (440,468)      (4,382,580)
                            ----------        -----------         --------      -----------
                            $3,117,304          7,343,844          196,948       10,658,096
                            ==========        ===========         ========      ===========

         Disposition of Real Estate Investments


         Sale of Arizona Properties
         On June 6, 1994, the Partnership sold the land, related improvements and personal property of Los Compadres, La Paz and Maryland Villa apartments (the Arizona Properties) for cash. The net proceeds to the Partnership, before proration of operating income and expenses related to the Arizona Properties, were as follows:

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993


         Total of contract sales prices                           11,911,480
         Less costs of sale -
                 Sales commission                                   (195,729)
                 Title, legal fees, and other                        (51,894)
                 Mortgage payoff                                  (7,653,598)
                 Security deposit liability                          (42,755)
                                                                 -----------
         Net Proceeds                                            $ 3,967,504
                                                                 ===========

         The net proceeds from closing were utilized as follows:

         Distribution to Limited Partners ($125/unit)            $ 2,750,000
         Reduce payable to Boettcher Properties, Ltd.,
            the Managing General Partner                           1,000,000
         Addition to Partnership cash reserves                       217,504
                                                                 -----------

                                                                 $ 3,967,504
                                                                 ===========

         SouthCenter Plaza

         On May 6, 1994, the Superior Court of Washington for King County issued an order granting the foreclosure of the mortgage secured by the SouthCenter Plaza property. A foreclosure sale was held on September 9, 1994, and the first mortgagor was the only bidder at the sale and became the owner of the property subject to a one-year redemption period. The sale resulted in the loss of the Partnership's investment in SouthCenter Plaza. The Partnership recorded a provision for loss on operating property in fiscal 1993 equal to the excess of the net book value of SouthCenter Plaza over the related mortgage payable as of September 30, 1993.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993


(3)      Mortgages Payable

         Mortgages payable at September 30 are secured by real estate investment properties and are comprised of the following:

         1995:
         -----
                                                Unamortized      Balance
                                                  debt            net of        Interest       Monthly         Due
         Property              Principal        discount         discount         rate         payment         date
         --------              ---------        --------         --------       --------       -------         ----
         La Risa               $3,682,141           --           3,682,141       10.625%        35,698         1/96(b)
         Venetian Square
           First                3,445,069                        3,445,069        10.50%        39,098        10/97(e)
           Second                  33,733       (7,162)(a)          26,571         6.75%(c)      1,144(d)      4/98
                               ----------       ------           ---------
                               $7,160,943       (7,162)          7,153,781
                               ==========       =======          =========


         1994:
         -----

         La Risa               $3,717,238           --           3,717,238       10.625%
         Venetian Square
           First                3,594,572       (6,272)(a)       3,588,300         9.50%
           Second                  44,045       (9,741)(a)          34,304         6.75%(c)
                               ----------      -------           ---------
                               $7,355,855      (16,013)          7,339,842
                               ==========      =======           =========

         All mortgages payable are secured solely by the respective properties and are nonrecourse to the Partnership.

(a) Discount was based on market interest rate at the time of purchase of 12.5%.
(b) The Partnership extended the mortgage payable to January 1, 1996. See note 6 for additional information.
(c)      Average rate of bond issue.
(d)      Paid semiannually in April and December.
(e)      The Partnership extended the mortgage payable to October 1, 1997.
         See note 6 for additional information.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993

(3)      Continued

         Aggregate maturities of principal payments for the five fiscal years ending September 30, 2000 and thereafter are as follows:

         1996                   $3,807,045
         1997                    3,347,083
         1998                        6,815
         1999                           --
         2000                           --
                                ----------
                                $7,160,943
                                ==========

         For additional discussion of the Partnership's mortgages payable refer to note 6.

(4)      Transactions with Related Parties

         BPL is the Managing Agent of the Partnership and is paid an annual fee for its services. The annual fee is comprised of a property management fee and a deferred acquisition fee. The property management fee is equal to 5% of gross receipts from the Properties, less management fees paid to others. The property management fee earned by BPL amounted to $15,734, $38,635 and $41,830 for the years ended September 30, 1995, 1994, and 1993, respectively. The deferred acquisition fee is an annual fee equal to the sum of 2% of average daily invested capital plus 1/2 of 1% of average daily liquid capital, as defined. The deferred acquisition fee is payable for a maximum of 15 years and is limited in the aggregate to payments having a discounted value equal to 14% of gross limited partner capital contributions. Payments made over the 15-year period will be discounted at 10% per year from the date of payment to May 2, 1983 in determining whether the limit has been reached. Payments are limited in the aggregate to $3,080,000. Since inception, the total discounted deferred acquisition fee earned by the Managing General Partner is approximately $2,224,000. The annual deferred acquisition fee earned by BPL amounted to $140,364, $230,978 and $301,740 for the years ended September 30, 1995, 1994, and 1993, respectively.

         The Partnership also reimburses BPL for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due to BPL for such reimbursements for the years ended September 30, 1995, 1994, and 1993 amounted to $30,795, $30,588 and $30,522, respectively.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993

(5)      Future Rental Income
         Aggregate base rental income relating to long-term noncancellable leases for the Venetian Square Shopping Center for the five fiscal years ending September 30, 2000 and thereafter is as follows:

         1996                    $  806,436
         1997                       759,799
         1998                       565,373
         1999                       384,156
         2000                     1,212,391
                                 ----------
         Thereafter              $4,179,542
                                 ==========


         Certain other leases related to the Partnership's multifamily apartment property are short term and cancelable upon notice by either party and, accordingly, are not included in the above amounts.

(6)      Liquidity and Debt Maturities

         The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of September 30, 1995, the Partnership had cash reserves of $836,140, while the required minimum amount was $660,000.

         During fiscal 1995, the payable to managing general partner increased $126,622 to a total of $1,527,391 as of September 30, 1995. This increase is the result of the accrual of fees and reimbursements earned by the Managing General Partner in fiscal 1995 and cash advances received from the Managing General Partner during fiscal 1995 totalling $92,977 and $33,645, respectively. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1996, if any, to maintain the minimum required cash reserves, as necessary, including any additional reserves to cover remediation costs at Venetian Square Shopping Center. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner.

         The Managing General Partner is attempting to sell the Partnership's remaining real estate investments in fiscal 1996. However, there can be no assurances that the Partnership will sell such Properties in 1996. As of September 30, 1995 and 1994, the remaining real estate investments are classified as properties held for sale. The Partnership has entered into listing agreements with unrelated real estate brokerage firms to act as exclusive selling agents for the properties. The Managing General Partner believes that both of these sales will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, these sales transactions may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination of the property. The Partnership

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993

         intends to apply net sales proceeds to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and to make distributions to limited partners.

         During fiscal 1995 the Partnership entered into a loan extension agreement with MBL Life Assurance Corporation ("MBL") to extend the mortgage payable for La Risa Apartments through January 1, 1996 under similar terms and conditions as the original loan agreement. An additional extension of this loan would facilitate the Partnership's efforts to sell the property in 1996, with a portion of the sales proceeds being utilized to pay all principal and interest owed to MBL at that time. There can be no assurances that the Managing General Partner will be able to obtain such an extension. If the Partnership is unable to obtain an extension, the mortgage payable for La Risa Apartments will be due and payable on January 1, 1996. In this circumstance, if the Partnership does not pay off the mortgage, the Partnership will be in default, entitling MBL to exercise its available remedies, including foreclosure of the property.

         Subsequent to September 30, 1995, the Partnership entered into a letter agreement with Great West Life Assurance Company (Great West) to extend the maturity date of the first mortgage payable secured by Venetian Square Shopping Center to October 1, 1997. Under the agreement, the Partnership was obligated to pay a $20,000 fee, the interest rate was increased to 10.5% and the monthly payment was increased to $39,098 effective October 1, 1995.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                       September 30, 1995, 1994 and 1993

(7)      Environmental Contingency

         From approximately 1979 through 1990 a card-lock fueling station had been operated on a parcel of land adjacent to and a part of Venetian Square Shopping Center. In 1990, operation of the fueling station ceased, and in fiscal 1991 the Partnership determined that it would be permanently closed. In compliance with the California and San Joaquin County environmental regulatory requirements, the Partnership contracted with an environmental engineering firm to perform Phase I and Phase II environmental site assessments on this specific parcel of land. The results of those site assessments suggested that the site may contain petroleum contaminants. In fiscal 1992, the Partnership contracted for the excavation and removal of the three underground fuel storage tanks located on this parcel of land. Upon excavation and removal of those underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership retained California legal counsel and contracted with an environmental engineering firm (EEF) to perform further site analysis and to determine the proximate cause and extent of any contaminants. In the first quarter of fiscal 1993, the Partnership received the Preliminary Site Assessment report (the PSA) from the EEF detailing the results of its Phase II soil and groundwater sampling and analysis, as well as the EEF's recommendation for further action. In working with the San Joaquin County Public Health Services/Environmental Health Division (San Joaquin), the Partnership received approval to proceed with quarterly groundwater monitoring of the site for a term of one year which was completed as of December 31, 1993. An Evaluation of Remedial Alternatives For Petroleum Hydrocarbon Impacted Soil (the Report) was submitted to San Joaquin for further review and comments. San Joaquin notified the Partnership that the remedial alternative consisting primarily of soil vapor extraction complies with regulatory requirements and requested that the Partnership submit a work plan to the regulatory agency which will include the proposed actions and proposed schedule for implementation and operation of the soil vapor extraction system. However, the Partnership has been advised that groundwater contamination has also occurred and the Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $405,000 to date in evaluating the remediation program. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the accompanying financial statements do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty.

         The Partnership has contacted all previous and current insurance companies which have underwritten insurance coverages for Venetian Square. The Partnership intends to determine with these insurance companies the extent of the Partnership insurance coverage, if any, related to the environmental matters at Venetian Square. There can be no assurances that any insurance coverage will be available to the Partnership related to these matters.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices on financial statement disclosure or auditing scope or procedure.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership does not have directors or executive officers.
The general partner of the Partnership's Managing General Partner and Associate General Partner is BPL Holdings, Inc. (BPL Holdings), a Delaware corporation. During fiscal 1995, the ultimate parent company of BPL Holdings (Kemper Securities Holdings, Inc.) experienced a change in ownership, whereby it became a wholly-owned subsidiary of EVEREN Capital Corporation and changed its name to EVEREN Securities Holdings, Inc. (ESHI). EVEREN Securities, Inc. is a wholly-owned subsidiary of ESHI. These changes have had no impact on the
day-to-day operations of BPL Holdings.   The following is a list of the
directors and officers of BPL Holdings.


                         Present Position and Principal Occupation and
Name and Age             Affiliation During the Last 5 years or More

Janet L. Reali           Director, President and Principal Executive Officer
Age:  44                 of BPL Holdings,Inc.
                         Ms. Reali was elected Executive Vice President and Secretary of EVEREN Capital Corporation in May
                         1995.  Since December 1993 she has been Executive Vice
                         President, Corporate Counsel and Corporate Secretary of
                         EVEREN Securities, Inc.  She was became a
                         Director and the President of BPL Holdings, Inc. in
                         May 1995.  She was Senior Vice President and Associate
                         General Counsel of EVEREN Securities, Inc. from July
                         1991 to December 1993.  Before joining EVEREN
                         Securities, Inc., she was a partner in the Chicago law firm of Keck, Mahin & Cate.

Stanley R. Fallis        Director of BPL Holdings, Inc.
Age: 54                  Mr. Fallis graduated from the University of Idaho
                         with a BS degree in accounting. Mr. Fallis also obtained an MBA degree from the University of Utah.
                         Mr. Fallis is a Certified Public Accountant and practiced public accounting for six years. Mr. Fallis has been associated with Boettcher & Co. for 18 years and is currently Senior Executive Vice President and Chief Financial Officer as well as Director of Administration of EVEREN Securities, Inc.

Daniel D. Williams       Director and Vice President of BPL Holdings, Inc.
Age: 44                  Mr. Williams became a Director and Vice President of
                         BPL Holdings, Inc. in May 1995. Mr. Williams was elected Senior Executive Vice

                         President, Treasurer and Chief Financial Officer of EVEREN Capital Corporation in May 1995. Since April 1995 he has been Senior Executive Vice President and Chief Financial Officer of EVEREN Securities, Inc. From January 1994 to April 1995, Mr. Williams was Executive Vice President and Director of Finance and Administration and from January 1991 to January 1994 he was Senior Vice President and Director of Accounting of EVEREN Securities, Inc. Prior thereto, he was Executive Vice President, Treasurer and Chief
                         Financial Officer of Boettcher & Co.

Kelly J. Stradinger      Vice President and Secretary of BPL Holdings, Inc.
Age: 36                  Mr. Stradinger joined BPL in 1983 as Assistant
                         Controller for the syndicated public real estate partnerships. Mr. Stradinger is currently in charge of asset management for all syndicated partnerships where
                         BPL or an affiliate is the general partner. He is also a Vice President of EVEREN Securities, Inc., and
                         Director of Leasing for the facilities management department. Mr. Stradinger graduated from Western
                         Michigan University with a Bachelor of Business
                         Administration in Accounting and successfully completed the Certified Public Accountant exam.

Thomas M. Mansheim       Director and Treasurer of BPL Holdings, Inc.
Age: 38                  (Principal Financial and Accounting Officer of the
                         Partnership)
                         Mr. Mansheim joined BPL in 1984 and is currently a Senior Vice President with EVEREN Securities, Inc.
                         He became a Director and the Treasurer of BPL Holdings, Inc. Mr. Mansheim is a Certified Public Accountant and from 1980 to 1984 was employed with KPMG Peat Marwick.
                         Mr. Mansheim graduated from the University of Colorado with a Bachelor of Science degree in business administration.

     There is no family relationship among the officers or directors of BPL Holdings or any of its affiliates.

Item 11.         EXECUTIVE COMPENSATION

         The Partnership, as an entity, does not have any directors or executive officers. The information required by Item 402 of Regulation S-K relating to amounts owed by the Partnership to the Managing General Partner and its affiliates for services rendered during the fiscal year ended September 30, 1995 is presented below. Reference is also made to Note 4 to Financial Statements as contained in Item 8 of this report for a description of related parties.

                                                                                          Total
                       Capacities in Which              Cash             Deferral          Fees
Name of Entity       Compensation was Earned            Paid             of Fees          Earned
--------------       -----------------------            ----             -------          ------
Boettcher
  Properties, Ltd.   Deferred Acquisition Fee         $     --              140,364       140,364

Boettcher
  Properties, Ltd.   Property Management Fee             6,267                9,467        15,734

Boettcher            Reimbursement of direct general
  Properties, Ltd.   and administrative expenses        15,294               15,501        30,795


         No form of non-cash remuneration was paid by the Partnership.  See
Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT

         To the knowledge of the Partnership, no person or group owns of record or beneficially more than 5% of the outstanding Units.

         The Partnership has no directors or executive officers. To the knowledge of the Partnership, no directors or officers of the Managing General Partner or its affiliates own any Units.

         There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership has no directors or executive officers. The information required by Item 404 of Regulation S-K is set forth in Item 11. Executive Compensation as contained in this report.

         The Partnership has a Management Agreement with the Managing General Partner pursuant to which the Managing General Partner is responsible for performing the day-to-day investment and administrative operations of the Partnership and supervising the management and operation of the Partnership's properties. For such services and for services rendered in connection with the acquisition of the Partnership's properties, the Managing General Partner is entitled to receive annual fees comprised of a Deferred Acquisition Fee and a Property Management Fee as more fully discussed in Note 4 to the Financial Statements as contained in Item 8 of this report. The Managing General Partner earns such fees for services provided to the Partnership pursuant to the Management Agreement and not by reason of its Partnership interest. The Managing General Partner earned a Deferred Acquisition Fee of $140,364 and a Property Management Fee of $15,734 for the fiscal year ended September 30, 1995.

         Pursuant to the Partnership Agreement, the Managing General Partner may be reimbursed by the Partnership for certain of its costs, including reimbursements for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications and legal services to the Partnership, and the maintenance and repair of data processing equipment used for or by the Partnership. Pursuant to such provision, for services provided during the fiscal year ended September 30, 1995, the Managing General Partner is entitled to receive reimbursements aggregating $30,795.

         The Partnership Agreement provides for the net operating income or loss of the Partnership to be allocated as follows: (i) to the limited partners to the extent necessary to satisfy the 8% Current Distribution Preference, as defined (an amount equal to 8% of the daily average aggregate adjusted capital contributions of the limited partners) and (ii) 1% of the remainder to the General Partners and 99% to the limited partners. Net operating losses are allocated 1% to the General Partners and 99% to the limited partners.

         The Partnership Agreement provides for net capital income from the sale or other disposition of Partnership properties to be allocated on a cumulative basis as follows: (i) 1% to the General Partners and 99% to the limited partners to the extent of depreciation deductions taken from the inception of the partnership, (ii) to the limited partners to the extent necessary to satisfy the Net Proceeds Distribution Preference, as defined (an amount equal to the sum of limited partner capital contributions not yet returned and any unsatisfied 8% current Distribution Preference from prior periods) and (iii) 25% of the remainder to the General Partners and 75% to the limited partners. Net capital loss is allocated 1% to the General Partners and 99% to the limited partners.

                                    PART IV


Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

                 (a)  (1)  Financial Statements

                           The following Financial Statement of the Partnership
                                are included herein:

                           Independent Auditors' Report

                           Balance Sheets - September 30, 1995 and 1994

                           Statements of Operations -
                           Years ended September 30, 1995, 1994 and 1993

                           Statements of Partners' Capital (Deficit) -
                           Years ended September 30, 1995, 1994 and 1993

                           Statements of Cash Flows -
                           Years ended September 30, 1995, 1994 and 1993

                           Notes to Financial Statements

                      (2)  Financial Statement Schedule

                           Independent Auditor's Report

                           Schedule III - Real Estate and Accumulated
                           Depreciation - September 30, 1995

                           Schedules, other than the one listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                 (b)  Reports on Form 8-K

                      No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year covered by this report.

                 (c)  Exhibits

                      Number    Exhibit
                      ------    -------
                       4        Limited Partnership Agreement of Registrant(1)

                      10.1      Management Agreement (1)

                      10.2      La Risa Apartments Purchase and Sale
                                Agreement (2)

                      10.3 Venetian Square Shopping Center Purchase and Sale Agreement(2)

                      10.4 Southcenter Office Building Purchase and Sale Agreement (2)

                      10.5      La Paz Apartments Purchase and Sale Agreement(3)

                      10.6 Maryland Villa Apartments Purchase and Sale Agreement (3)

                      10.7 Los Compadres Apartments Purchase and Sale Agreement (3)

                      10.8 Loan Extension Agreement for Los Compadres Apartments dated August 27, 1993 (5)

                      10.9 Letter Agreement for Loan Extension for Los Compadres Apartments dated as of December 17, 1993 (5)

                      10.10 Loan Extension Agreement for La Paz Apartments dated August 27, 1993 (5)

                      10.11 Letter Agreement for Loan Extension for La Paz Apartments dated as of December 17, 1993 (5)

                      10.12 Loan Extension Agreement for Maryland Villa Apartments dated August 27, 1993 (5)

                      10.13 Letter Agreement for Loan Extension for Maryland Villa Apartments dated as of December 17, 1993 (5)

                      10.14 Los Compadres Apartments Purchase and Sale Agreement dated January 11, 1994 (6)

                      10.15 La Paz Apartments Purchase and Sale Agreement dated January 11, 1994 (6)

                      10.16 Maryland Villa Apartments Purchase and Sale Agreement dated January 11, 1994 (6)

                      10.17 First Amendment to Purchase and Sale Agreements for Los Compadres, La Paz and Maryland Villa Apartments dated February 18, 1994 (6)

                      27        Financial Data Schedule

                      Number    Exhibit
                      ------    -------
                      28.1      Complaint for Judicial Foreclosure of
                                Mortgage Dated May 27, 1993 (4)

                      28.2 Motion for Appointment of Receiver Dated May 27, 1993 (4)

                      28.3      Objection to Order to Show Cause Dated June
                                3, 1993 (4)

                      28.4 Order Appointing Receiver in Aid of Foreclosure Dated June 7, 1993(4)

                      28.5 Motion for Order of Default, Order of Summary Judgement, and Entry of Judgement of Foreclosure of Mortgage Dated August 10, 1993(5)

                      28.6 Second Extension and Modification Agreement dated December 28, 1994

                      (1) Incorporated by reference to Exhibit No. 3.1 and Exhibit 10 to Amendment No. 2 to Form S-11 Registration Statement filed May 2, 1983
                                - File No. 2-82570.

                      (2) Incorporated by reference to Registrant's Reports on Form 8-K dated October 18, 1983, December 9, 1983 and April 27, 1984, respectively.

                      (3) Incorporated by reference to Registrant's Report on Form 8-K dated October 16, 1984.

                      (4) Incorporated by reference to Registrant's Report on Form 8-K dated June 7, 1993.

                      (5) Incorporated by reference to Registrant's Report on Form 10-K dated September 30, 1993.

                      (6) Incorporated by reference to Registrant's Report on Form 8-K dated February 18, 1994.

                      (7) Incorporated by reference to Registrant's Report on Form 10-Q dated February 13, 1995.

                          INDEPENDENT AUDITORS' REPORT

THE PARTNERS
BOETTCHER WESTERN PROPERTIES III LTD.:

Under date of November 22, 1995, we reported on the balance sheets of Boettcher Western Properties III Ltd. (a limited partnership) as of September 30, 1995 and 1994, and the related statements of operations, partners' capital (deficit), and cash flows for each of the years in the three-year period ended September 30, 1995, as contained in the Partnership's annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule III - Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the financial statements of Boettcher Western Properties III Ltd. referred to above contains an explanatory paragraph that states that management of the Partnership has determined that one of the Partnership's real estate properties has environmental contamination. Management is evaluating the extent of such contamination and the remediation of the property and has accrued certain remediation costs. However, management is currently unable to determine the full extent of the remediation measures and the related total cost. Accordingly, the financial statements do not include any additional adjustments, if any, relating to the ultimate outcome of this uncertainty.


                             KPMG PEAT MARWICK LLP

Denver, Colorado
November 22, 1995

                   BOETTCHER WESTERN PROPERTIES III, LTD.
                           (A Limited Partnership)
           SCHEDULE III - Real Estate and Accumulated Depreciation
                             September 30, 1995


                                                                                                      Costs capitalized
             PROPERTIES                                   Initial cost (a) and (b                 Subsequent to acquisition
             ----------              -------------------------------------------------------------------------------------------
                                                   Land and     Buildings      Equipment    Land and    Buildings     Equipment
                                      Mortgage     improve-        and            and       improve-       and           and
                                     Payable (b)     ments     Improvements   Furnishings    ments    Improvements   Furnishings
                                     -------------------------------------------------------------------------------------------
    APARTMENTS:
La Risa
   San Antonio, Texas                 $3,682,141    1,521,826     4,720,400        113,546       -        251,864       637,419

    SHOPPING CENTER:
Venetian Square
   Stockton, California                3,471,640    1,591,361     5,719,350           -       43,591      554,868          -
                                      ----------    ---------     ---------        -------    ------      -------       -------
Balances at
  September 30, 1995                  $7,153,781    3,113,187    10,439,750        113,546    43,591      806,732       637,419



Notes:
  (a) La Risa and Venetian Square were purchased during the period ended September 30, 1984.

  (b) Net of debt discount.

  (c) Reconciliation of the total amount at which real estate was carried:



                                                                                            Balance at September 30,
                                                                                            ------------------------
                                                                                 1995                                    1994
                                                                                 ----                                    ----
      Balance at beginning of period . . . . . . . . . . . . . . . . . . . .   $15,040,676                            $34,504,544
          Additions during period:
            Acquistions through foreclosure . . . . . . . . .             0                                       0
            Other acquisitions. . . . . . . . . . . . . . . .             0                                       0
            Improvements, etc.. . . . . . . . . . . . . . . .      $113,549                                $196,960
            Other (describe). . . . . . . . . . . . . . . . .             0                                       0
                                                                   --------                                --------
                                                                                   113,549                                196,960
                                                                                ----------                             ----------
                                                                                15,154,225                             34,701,504
          Deductions during period:
            Cost of real estate sold. . . . . . . . . . . . .             0                              19,660,828
            Other (describe). . . . . . . . . . . . . . . . .             0                                       0
                                                                   --------                              ----------
                                                                                         0                             19,660,828
                                                                                ----------                             ----------

        Balance at close of period. . . . . . . . . . . . . . . . . . . . .    $15,154,225                            $15,040,676
                                                                               ===========                            ===========



                                   Gross amount at close                                                           Life on which
         PROPERTIES                of period (a) and (b)                                                         depr. is computed
         ----------       ----------------------------------------------------------------------------------------------------------
                          Land and     Buildings     Equipment                            Date of   Date of    Buildings  Equipment
                          improve-        and           and               Accumulated   construc-  acquisi-    and           and
                           ments       Improvements   Furnishings   Total  depreciation    tion      tion   Improvements Furnishings
                          ----------------------------------------------------------------------------------------------------------
    APARTMENTS:
La Risa
   San Antonio, Texas      1,521,826   4,972,264     750,965     7,245,055   (2,445,457)   1972   18-Oct-83    30 years    5 years

    SHOPPING CENTER:
Venetian Square
   Stockton, California    1,634,952   6,274,218        -        7,909,170   (2,388,296)   1979   09-Dec-83    30 years    5 years
                           ---------   ---------     -------     ---------   -----------
Balances at
   September 30, 1995      3,156,778  11,246,482     750,965    15,154,225   (4,833,753)
                           =========  ==========     =======    ==========   ===========


  (c)  Reconciliation (continued)
      Reconciliation of the total amount of accumulated depreciation:
                                                                                 Balance at September 30,
                                                                                 ------------------------
                                                                       1995                                            1994
                                                                       ----                                            ----
        Balance at beginning of period . . . . . . . . . . . . . .  ($4,382,580)                                   ($9,609,356)
          Additions during period:
            Depreciation expense . . . . . . . . . .    ($451,174)                                ($743,200)
            Other (describe). . . . . . . . . . . .             0                                         0
                                                        ---------                                 ---------
                                                                       (451,174)                                      (743,200)
                                                                     ----------                                    -----------
                                                                     (4,833,754)                                   (10,352,556)
          Deductions during period:
            Cost of real estate sold. . . . . . . .             0                                (5,969,976)
            Other (describe). . . . . . . . . . . .             0                                         0
                                                        ---------                                ----------
                                                                              0                                     (5,969,976)
                                                                    -----------                                    -----------

        Balance at close of period. . . . . . . . . . . . . . . .   ($4,833,754)                                   ($4,382,580)
                                                                    ===========                                    ===========


             (d) No item of real estate investment has been written down or reserved against.

             (e) The aggregate cost for Federal income tax purposes at
                 September 30, 1995 is $16,346,743.

             (f) No intercompany profits are included in the total of column E.

             See accompanying independent auditors' report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BOETTCHER WESTERN PROPERTIES III LTD.
                                           (Registrant)

                                  By:  Boettcher Properties, Ltd.,
                                        Managing General Partner

                                       By:  BPL Holdings, Inc.,
                                             General Partner


                                            By:  /s/Thomas M. Mansheim
                                                 ---------------------
                                                 Treasurer

                                            Dated:  December 29, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Directors of the corporate general partner of the Registrant's Managing General Partner) on the 29th day of December, 1995 in the capacities indicated below.

      Name                                              Capacities

JANET L. REALI                         Director and President of BPL Holdings,
                                       Inc.; Principal Executive Officer of the
                                       Partnership

By: /s/ Janet L. Reali                 Dated:  December 29, 1995
    -------------------------
        Janet L. Reali


DANIEL D. WILLIAMS                     Director and Vice President of BPL
                                       Holdings, Inc.


By: /s/ Daniel D. Williams             Dated:  December 29, 1995
    -------------------------
        Daniel D. Williams

THOMAS M. MANSHEIM                     Director and Treasurer of BPL Holdings,
                                       Inc.; Principal Financial and Accounting
                                       Officer of the Partnership

By:  /s/ Thomas M. Mansheim            Dated:  December 29, 1995
    -------------------------
         Thomas M. Mansheim

                 No annual report or proxy material has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the limited partners.