Form 10-Q
period 1995-12-31
BOETTCHER WESTERN PROPERTIES III LTD
filed 1996-02-14
CIK 716822

                                                            Total # of Pages: 17

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       December 31, 1995 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO
                                                           ----   ----

Commission File Number   0-11502
                       -----------
                     BOETTCHER WESTERN PROPERTIES III LTD.
             (Exact name of registrant as specified in its charter)


              COLORADO                              84-091134
  ---------------------------------            --------------------
  (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

         77 West Wacker Drive
           Chicago, Illinois                           60601
  ----------------------------------------         -------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)



Registrant's telephone number, including area code  (312) 574-6000
                                                    --------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

                                     INDEX

                                                                 Page
                                                                 ----

PART I.      Financial Information

Item 1.      Financial Statements (unaudited)

             Balance Sheets -
                December 31, 1995 and September 30, 1995            3

             Statements of Operations -
                Three months ended December 31, 1995 and 1994       4

             Statement of Partners' Capital -
                Three months ended December 31, 1995                5

             Statements of Cash Flows -
                Three months ended December 31, 1995 and 1994       6

             Notes to Financial Statements                          7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations         11

PART III.    Other Information

Item 6. Exhibits and Reports on Form 8-K                           16

SIGNATURE                                                          17


Item 1: Financial Statements

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                            December 31,  September 30,
                                                1995          1995
                                            ------------  -------------
   Assets
   ------

Real estate investments, at gross cost
   Properties held for sale                   16,364,757     16,346,743
   Less discount on related debt              (1,192,518)    (1,192,518)
                                            ------------  -------------
                                              15,172,239     15,154,225
   Less accumulated depreciation              (4,949,888)    (4,833,753)
                                            ------------  -------------

                                              10,222,351     10,320,472

Cash and cash equivalents at cost, which
   approximates market value                     658,609        836,140
Accounts receivable and other assets             180,932        187,545
Property tax and other escrow deposits            34,182        111,511
Debt issuance costs, net of accumulated
   amortization of $164,271 and $154,874,
   respectively                                   26,250         35,647
Deferred leasing costs, net of accumulated
   amortization of $438,457 and $427,988,
   respectively                                  190,659        174,354
                                            ------------  -------------

                                             $11,312,983     11,665,669
                                            ============  =============

  Liabilities and Partners' Capital
  ---------------------------------

Mortgages payable, net of unamortized debt
   discount of $6,508 and $7,162,
   respectively                               $7,072,107      7,153,781
Payable to managing general partner            1,414,760      1,527,391
Accounts payable and accrued expenses            288,271        322,420
Property taxes payable                            32,900        140,902
Tenants' deposits                                 78,489         70,533
Unearned rental income                             3,724         19,728
Accrued interest payable                          33,658         33,685
                                            ------------  -------------

      Total liabilities                        8,923,909      9,268,440
                                            ------------  -------------

Commitments and Contingencies

   Partners' capital (deficit)
   General partners                             (126,392)      (126,310)
   Limited partners                            2,515,466      2,523,539
                                            ------------  -------------

      Total partners' capital                  2,389,074      2,397,229
                                            ------------  -------------


                                             $11,312,983     11,665,669
                                            ============  =============

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Operations

                 Three Months Ended December 31, 1995 and 1994
                                  (Unaudited)



                                                          Three Months Ended
                                                          --------------------
                                                               1995       1994
                                                          ---------  ---------
 Revenue:
    Rental income                                          $517,215    555,633
    Tenant reimbursements for
       common area charges,
       insurance and taxes                                   82,820     69,794
    Other income                                             18,324     31,791
                                                          ---------  ---------

                                                           $618,359   $657,218
                                                          =========  =========

 Expenses:
    Interest, including amortization of debt
       discount and debt issuance costs                     189,767    190,335
    Depreciation                                            116,135    112,398
    Property taxes                                           62,458     63,651
    Fees and reimbursements to
       managing general partner                              44,636     43,439
    Other management fees                                    28,850     31,898
    Salaries of on-site property managers                    31,475     29,798
    Repairs and maintenance                                  51,355     80,673
    Utilities                                                34,852     33,753
    Other administrative                                     63,085     74,834
    Environmental costs                                       3,901     10,940
                                                          ---------  ---------

                                                            626,514    671,719
                                                          ---------  ---------

       Net loss                                            $ (8,155)  $(14,501)
                                                          =========  =========

 Net loss per limited partnership unit, using the
    weighted average number of limited partnership units
    outstanding of 22,000                                  $   (.37)  $   (.65)
                                                          =========  =========




 See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital

                      Three Months ended December 31, 1995
                                  (Unaudited)




                                                                     Total
                                             General     Limited   Partners'
                                             Partners   Partners    Capital
                                            ----------  ---------  ---------

    Capital (deficit) at October 1, 1995    $(126,310)  2,523,539  2,397,229

    Net loss for the three months
     ended December 31, 1995                      (82)     (8,073)    (8,155)
                                            ----------  ---------  ---------

    Capital (deficit) at December 31, 1995  $(126,392)  2,515,466  2,389,074
                                            ==========  =========  =========




   See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                 Three Months Ended December 31, 1995 and 1994
                                  (Unaudited)


                                                       Three Months Ended
                                                           December 31,
                                                       --------------------
                                                         1995       1994
                                                       ---------  ---------
    Cash flows from operating activities:              $  (8,155)   (14,501)
       Net loss
       Adjustments to reconcile net loss to
          net cash used by operating
          activities:
              Depreciation and amortization              136,655    143,280
       Change in assets and liabilities:
          Decrease in accounts receivable
              and other assets                             6,613      6,698
          Decrease in property tax
              and other escrow deposits                   77,329     65,638
          Decrease in payable to managing general
              partner                                   (112,631)   (50,477)
          Decrease in property taxes payable            (108,002)  (109,807)
          Increase (decrease) in tenants' deposits         7,956     (5,510)
          Decrease in accrued interest payable               (27)    (1,004)
          Decrease in unearned rental income             (16,004)   (21,562)
          Decrease in accounts payable and
              other liabilities                          (34,149)   (22,152)
                                                       ---------  ---------
               Net cash used by operating activities     (50,415)    (9,397)
                                                       ---------  ---------

    Cash flows used in investing activities:
       Additions to real estate investments              (18,014)   (32,713)
       Increase in deferred leasing costs                (26,774)    (7,499)
                                                       ---------  ---------
               Net cash used in investing activities     (44,788)   (40,212)
                                                       ---------  ---------

    Cash flows used in financing activities:
       Increase debt issuance costs                          ---    (37,589)
       Reductions in mortgage principal                  (82,328)   (54,833)
                                                       ---------  ---------
          Net cash used in financing activities          (82,328)   (92,422)
                                                       ---------  ---------

    Net decrease in cash and
       cash equivalents                                 (177,531)  (142,031)

    Cash and cash equivalents at September 30            836,140    694,828
                                                       ---------  ---------

    Cash and cash equivalents at December 31           $ 658,609    552,797
                                                       ---------  ---------

    Supplemental disclosure of cash flow information:
       Interest paid in cash during the period         $ 179,742    171,025
                                                       =========  =========



See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                               December 31, 1995
                                  (Unaudited)

 (1)  Financial Statement Adjustments and Footnote Disclosure

      The accompanying financial statements are unaudited. However, Boettcher Properties, Ltd. (BPL), the Managing General Partner of Boettcher Western Properties III Ltd. (the Partnership), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The Managing General Partner believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Western Properties III Ltd. September 30, 1995 Annual Report.

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                               December 31, 1995
                                  (Unaudited)


      Statements of Cash Flows
      For purposes of the Statements of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following at December 31:


                                                1995      1994
                                              --------  --------

               Money Market                   $564,606  $408,193
               Operating Cash                   94,003   144,604
                                              --------  --------
                   Cash and Cash Equivalents  $658,609  $552,797
                                              ========  ========


(3)   Transactions with Related Parties

      Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the quarter ended December 31, 1995, the amount earned by the Managing General Partner was $35,091.

      Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties, reduced by management fees paid to others. For the quarter ended December 31, 1995, the fee earned by the Managing General Partner was $1,829.

      Direct Services: The Managing General Partner and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the quarter ended December 31, 1995, such reimbursements totaled $7,716.

(4)   Liquidity and Debt Maturities

      The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of December 31, 1995, the Partnership had cash reserves of $658,609, while the required minimum amount was $660,000.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                               December 31, 1995
                                  (Unaudited)

      (Continued)

      During the first quarter of fiscal 1996, the payable to managing general partner decreased by $112,631 to a total of $1,414,760 as of December 31, 1995. This decrease is the net result of payments to (advances from) the Managing General Partner totaling $157,267, and the accrual of fees and reimbursements earned by the Managing General Partner in the first quarter of fiscal 1996 in the amount of $44,636. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1996, if any, to maintain the minimum required cash reserves, as necessary, including any additional reserves to cover remediation
      costs at Venetian Square Shopping Center.   Thereafter, the Partnership
      intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner which total $42,733, $7,716 and $1,364,311, respectively, as of December 31, 1995.

      The Managing General Partner is attempting to sell the Partnership's remaining real estate investments in fiscal 1996. However, there can be no assurances that the Partnership will sell such Properties in 1996. As of December 31, 1995, the Partnership has recorded its remaining real estate investments as properties held for sale. The Partnership has entered into listing agreements with unrelated real estate brokerage firms to act as exclusive selling agents for the remaining properties. The Managing General Partner believes that both of these sales will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, these sales transactions may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and to make distributions to limited partners.

      On December 28, 1995, the Partnership obtained a letter of forbearance from MBL Life Assurance Corporation ("MBL") on the mortgage payable secured by the La Risa Apartments which was due January 1, 1996. This letter provides that MBL will not exercise any of its rights or remedies under the existing loan agreement prior to March 1, 1996. Under the forbearance agreement, the annual interest rate (10 5/8%) and monthly payment ($35,698) remain unchanged. In consideration of this agreement, the Partnership was obligated to pay a $37,728 fee. The Managing General Partner believes this forbearance agreement will help facilitate the Partnership's efforts to sell the property in

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                               December 31, 1995
                                  (Unaudited)

      the second quarter of fiscal 1996, with a portion of the sales proceeds being utilized to pay all principal and interest owed to MBL at that time. There can be no assurance that the Partnership will be able to complete the sale of La Risa by March 1, 1996; or that MBL will grant an additional extension of the letter of forbearance, which expires on March 1, 1996. If the property is not sold and the Partnership is unable to obtain an additional extension on the letter of forbearance, the mortgage payable for La Risa Apartments will be due and payable on March 1, 1996. In this circumstance, if the Partnership does not pay off the mortgage, the Partnership will be in default, entitling MBL to exercise its available remedies, including foreclosure of the property.

      On October 24, 1995, the Partnership entered into a letter agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by Venetian Square Shopping Center to October 1, 1997. Under the agreement, the Partnership was obligated to pay a $20,000 fee, the interest rate was increased to 10.5% and the monthly payment was increased to $39,098.


(5)   Environmental Contingency

      From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $538,000 to date, including an accrual of $250,000, in evaluating the remediation program. Management is unable at this time to estimate the full extent of additional expenses that may be incurred.
      Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the accompanying financial statements do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty. The Partnership has contacted all previous and current insurance companies which have underwritten insurance coverages for Venetian Square. The Partnership intends to determine with these insurance companies the extent of the Partnership insurance coverage, if any, related to the environmental matters at Venetian Square. There can be no assurances that any insurance coverage will be available to the Partnership related to these matters.

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

For the three months ended December 31, 1995, the Partnership generated total revenue of $618,359 and incurred total expenses of $626,514, resulting in a net loss of $8,155, which represents a decrease of $6,346 (44%) when compared with the corresponding quarter of fiscal 1995. A summary of the Partnership's operations and period-to-period comparisons is presented below.


                      Three Months Ended December
                            (In Thousands)
                ---------------------------------------
                                        Amount
                                          of       %
                  1995       1994       Change   Change
                ---------  ---------  ---------  ------
Total revenue        $618        657        (39)    (6%)
Total expenses        626        672         46      7%
                ---------  ---------  ---------  ------

Net loss               (8)       (15)         7     47%
                =========  =========  =========  ======



Based upon the amounts presented above, total revenue generated by the Partnership amounted to $618,359, representing a decrease of $38,859 (6%) when compared with the three months ended December 31, 1994. The Partnership's properties generated rental income of $517,215 for the three months ended December 31, 1995, which represents a decrease of $38,418 (7%) when compared with the same period in fiscal 1995. La Risa Apartments achieved a weighted average occupancy of 93% and a weighted average effective rental rate per unit per month of $425, representing no change and a decrease of $15, respectively, when compared with the first quarter of fiscal 1995. Rental income at La Risa Apartments decreased $10,393 (3%) for the first quarter of fiscal 1996 when compared to the same period of fiscal 1995. Rental income at Venetian Square Shopping Center decreased $28,026 (11%) for the three months ended December 31, 1995 when compared with the same period of fiscal 1995. Average occupancy was unchanged in the first quarter of fiscal 1996 at Venetian Square Shopping Center, but the average effective rental rate decreased $1.04 when compared with the same period in fiscal 1995. Other income decreased $13,557 (43%) for the first quarter of fiscal 1996 when compared with the same period of fiscal 1995, primarily the result of the collection of an aged receivable in the first quarter of fiscal 1995 from a tenant at Venetian Square Shopping Center which had been considered uncollectible in prior years.

A comparative summary of the average occupancies and average effective rental rates generated by the properties is presented below:



                                                First Quarter
Apartments                              Fiscal 1996     Fiscal 1995
----------                              -----------     -----------
La Risa (254 units)
    Average Occupancy                       93%             93%
    Average Effective Rental
    Rate per Unit per Month                $425            $440

Commercial
----------
Venetian Square Shopping Center
    (117,115 net rentable square feet)
    Average Occupancy                       91%             91%
    Retail - Average Effective
    Rental Rate (1)                       $8.12           $9.16


    (1) The rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the project.

Based upon the amounts previously presented, total expenses incurred by the Partnership for the three months ended December 31, 1995 amounted to $626,514. Total Partnership expenses decreased $45,205 (7%) for the three months ended December 31, 1995 when compared with the three months ended December 31, 1994. The most significant changes in operating expenses, when comparing the first quarter of fiscal 1996 to the first quarter of fiscal 1995, were in repairs and maintenance, other administrative and environmental costs. All other expense categories remained relatively constant. Repair and maintenance expense decreased $29,318 (36%) for the first quarter of fiscal 1996 when compared to fiscal 1995. This decrease is primarily the result of parking lot repairs and the repair of underground water leaks at Venetian Square Shopping Center and increased air conditioner repairs at La Risa Apartments completed in the first quarter of fiscal 1995. Other administrative costs decreased $11,749 (16%) for the three months ended December 31, 1995 when compared to the corresponding period in 1994, primarily due to decreased postage and legal expenses in the first quarter of fiscal 1996. Environmental expense decreased $7,039 (64%) in the first quarter of 1996 when compared to the corresponding period in fiscal 1995. This represents costs associated with the further evaluation of the soil and groundwater remediation program at Venetian Square Shopping Center. For additional information refer to Note 5 to the Financial Statements as contained in Item 1 of this report.

Liquidity and Capital Resources

     Cash and cash equivalent balances which represent Partnership reserves amounted to $658,609 at December 31, 1995, which represents a decrease of $177,531 when compared with fiscal 1995 year-end balances. Net cash used in operating activities for the three months ended December 31, 1995 amounted to $50,415. The most significant change in assets and liabilities in fiscal 1996 related to a decrease in property tax payable of $108,002. This decrease is a result of the payment of property tax liabilities at both La Risa Apartments and Venetian Square Shopping Center in the first quarter of fiscal 1996. Other significant changes in assets and liabilities included property tax and other escrow deposits, which decreased $77,329. This decrease is the result of the payment of 1995 property taxes at La Risa Apartments in the first quarter of fiscal 1996. The payable to managing general partner decreased $112,631. This decrease is the net result of payment of fees and reimbursements to the Managing General Partner in the first quarter of fiscal 1996.

     Net cash used in investing activities in the first quarter of fiscal 1996 amounted to $44,788, which is comprised of additions to real estate investments in the amount of $18,014 and deferred leasing costs of $26,774. Capital improvements completed at La Risa Apartments in fiscal 1996 included unit carpet, unit upgrades and appliance replacement as required. The Partnership's fiscal 1996 deferred leasing costs include costs associated with repair of tenant space at Venetian Square Shopping Center.

     Net cash used by financing activities for the three months ended December 31, 1995 amounted to $82,328, and is comprised solely of reductions in mortgage principal.

     The Partnership is required under its Partnership Agreement to maintain cash reserves of 3% of aggregate capital contributions ($660,000). As of December 31, 1995, the Partnership had $658,609 in cash reserves. The Partnership intends to apply any cash flow generated from Partnership operations in fiscal 1996 to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center as discussed below. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner, which totaled $42,733, $7,716 and $1,364,311, respectively, as of December 31, 1995.

     To the knowledge of the Managing General Partner, all properties are in good physical condition. Budgeted capital improvements, tenant finish and lease commissions for the remainder of fiscal 1996 total approximately $110,500, $67,500 and $27,000 respectively. Capital improvements primarily include unit carpet, appliance replacement and unit upgrades as required at La Risa Apartments. Tenant finish costs and lease commissions are budgeted in anticipation of leasing vacant space at Venetian Square Shopping Center.

     The Managing General Partner is attempting to sell the Partnership's remaining real estate investments in fiscal 1996. However, there can be no assurances that the Partnership will sell such Properties in 1996. As of December 31, 1995, the Partnership has recorded its remaining real estate investments as properties held for sale. The Partnership has entered into listing agreements with unrelated real estate brokerage firms to act as exclusive selling agents for the remaining properties. The Managing General Partner believes that both of these sales will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, these sales transactions may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and to make distributions to limited partners.

     On December 28, 1995, the Partnership obtained a letter of forbearance from MBL Life Assurance Corporation ("MBL") on the mortgage payable secured by the La Risa Apartments which was due January 1, 1996. This letter provides that MBL will not exercise any of its rights or remedies under the existing loan agreement prior to March 1, 1996. Under the forbearance agreement, the annual interest rate (10 5/8%) and monthly payment ($35,698) remain unchanged. In consideration of this agreement, the Partnership was obligated to pay a $37,728 fee. The Managing General Partner believes this forbearance agreement will help facilitate the Partnership's efforts to sell the property in the second quarter of fiscal 1996, with a portion of the sales proceeds being utilized to pay all principal and interest owed to MBL at that time. There can be no assurance that the Partnership will be able to complete the sale of La Risa by March 1, 1996; or that MBL will grant an additional extension of the letter of forbearance, which expires on March 1, 1996. If the property is not sold and the Partnership is unable to obtain an additional extension on the letter of forbearance, the mortgage payable for La Risa Apartments will be due and payable on March 1, 1996. In this circumstance, if the Partnership does not pay off the mortgage, the Partnership will be in default, entitling MBL to exercise its available remedies, including foreclosure of the property.

     On October 24, 1995, the Partnership entered into a letter agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by Venetian Square Shopping Center to October 1, 1997. Under the agreement, the Partnership was obligated to pay a $20,000 fee, the interest rate was increased to 10.5% and the monthly payment was increased to $39,098.

     From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $538,000 to date, including an accrual of $250,000, in evaluating the remediation program. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the accompanying financial statements do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty. The Partnership has contacted all previous and current insurance companies which have underwritten insurance coverages for Venetian Square. The Partnership intends to determine with these insurance companies the extent of the Partnership insurance coverage, if any, related to the environmental matters at Venetian Square. There can be no assurances that any insurance coverage will be available to the Partnership related to these matters.

PART III.       OTHER INFORMATION
                -----------------

Item 6. Exhibits and Reports on Form 8-K

                (b) Reports on Form 8-K

                    No reports on Form 8-K were required or filed by Registrant during the period for which this report is filed.

                (c) Exhibits

                    Number  Exhibit
                    ------  -------

                    10.18   Loan extension agreement for
                            Venetian Square Shopping Center
                            dated October 24, 1995.

                                   SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BOETTCHER WESTERN PROPERTIES III LTD.
                              -------------------------------------
                                             (Registrant)


                              By:  Boettcher Properties, Ltd., as
                                   Managing General Partner

                                   By:   BPL Holdings, Inc., as
                                         Managing General Partner

   Dated:  February 14, 1996       By:   /s/ Thomas M. Mansheim
                                         ------------------------
                                             Thomas M. Mansheim
                                             Treasurer; Principal
                                             Financial and Accounting
                                             Officer of the Partnership