Form 10-Q
period 1996-03-31
BOETTCHER WESTERN PROPERTIES III LTD
filed 1996-05-15
CIK 716822

                                                            Total # of Pages: 17

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  March 31, 1996
         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                             ------------
         -----------

Commission File Number   0-11502
                        --------

                    BOETTCHER WESTERN PROPERTIES III LTD.
           (Exact name of registrant as specified in its charter)

              COLORADO                                    84-0911344
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

        77 West Wacker Drive
          Chicago, Illinois                                  60601
- ----------------------------------------                -------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


Registrant's telephone number, including area code     (312)  574-6000
                                                       ---------------

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

                                     INDEX
                                     -----

                                                                                                                   Page
                                                                                                                   ----
PART I.          Financial Information

     Item 1.       Financial Statements (unaudited)

                 Balance Sheets -  March 31, 1996
                    and September 30, 1995                                                                            3

                 Statements of Operations - Three and six months
                    ended March 31, 1996 and 1995                                                                     4

                 Statement of Partners' Capital - Six
                    months ended March 31, 1996                                                                       5

                 Statements of Cash Flows - Six months
                    ended March 31, 1996 and 1995                                                                     6

                 Notes to Financial Statements                                                                        7


     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                                    11

PART III.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K                                                                 16

                 SIGNATURE                                                                                           17

PART I.  Financial Information

Item 1.  Financial Statements

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)

                                                                  March 31,             September 30,
                                                                    1996                   1995
                                                                 ----------            ---------------
                 Assets
                 ------
Real estate investments, at gross cost
    Properties held for sale                                     $  8,687,577             $ 16,346,743
    Less discount on related debt                                    (778,407)              (1,192,518)
                                                                 ------------             ------------
                                                                    7,909,170               15,154,225
    Less accumulated depreciation                                  (2,494,125)              (4,833,753)
                                                                 ------------             ------------
                                                                    5,415,045               10,320,472
Cash and cash equivalents at cost, which
    approximates market value                                       1,168,296                  836,140
Accounts receivable and other assets                                  166,907                  187,545
Property tax and other escrow deposits                                      -                  111,511
Debt issuance costs, net of accumulated
    amortization of $26,627 and $154,874,
    respectively                                                       20,456                   35,647
Deferred leasing costs, net of accumulated
    amortization of $443,312 and $427,988,
    respectively                                                      179,479                  174,354
                                                                 ------------             ------------
                                                                 $  6,950,183             $ 11,665,669
                                                                 ============             ============
    Liabilities and Partners' Capital
    ---------------------------------

Mortgages payable, net of unamortized debt
    discount of $5,851 and $7,162,
    respectively                                                 $  3,368,383             $  7,153,781
Payable to managing general partner                                   530,194                1,527,391
Accounts payable and accrued expenses                                 291,067                  322,420
Property taxes payable                                                 21,238                  140,902
Tenants' deposits                                                      43,846                   70,533
Unearned rental income                                                  2,994                   19,728
Accrued interest payable                                                  854                   33,685
                                                                 ------------             ------------

Total liabilities                                                   4,258,576                9,268,440
                                                                 ------------             ------------

Commitments and Contingencies

Partners' capital
    General partners                                                 (113,368)                (126,310)
    Limited partners                                                2,804,975                2,523,539
                                                                 ------------             ------------
    Total partners' capital (deficit)                               2,691,607                2,397,229
                                                                 ------------             ------------
                                                                 $  6,950,183             $ 11,665,669
                                                                 ============             ============

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)
                            Statements of Operations

               Three and Six Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                           Three Months Ended                    Six Months Ended
                                                                March 31,                             March 31,
                                                      ----------------------------             -----------------------
                                                        1996                1995                 1996            1995
                                                        ----                ----                 ----            ----
  Revenue:
    Rental income                                     $  407,763            509,649               924,978      1,065,282
    Tenant reimbursements for
      common area charges,
      insurance and taxes                                 58,534             68,953               141,354        138,747
    Other income                                          20,223             17,163                38,547         48,954
                                                      ----------          ---------            ----------      ---------
                                                         486,520            595,765             1,104,879      1,252,983
                                                      ----------          ---------            ----------      ---------

  Expenses:
     Interest, including
         amortization of debt
         discount and debt
         issuance costs                                  154,154            216,410               343,921        406,745
    Depreciation                                          95,262            113,349               211,397        225,747
    Property taxes                                        40,380             63,993               102,838        127,644
    Fees and reimbursements to
         managing general partner                         39,726             45,325                84,362         88,764
    Other management fees                                 20,738             27,077                49,588         58,975
    Salaries of on-site property
         managers                                         31,413             42,790                62,888         72,588
    Repairs and maintenance                               49,620             70,210               100,975        150,883
    Utilities                                             18,104             28,382                52,956         62,135
    Other administrative                                  61,390             60,842               124,475        135,676
    Environmental costs                                    3,005             50,227                 6,906         61,167
                                                      ----------          ---------            ----------      ---------
                                                         513,792            718,605             1,140,306      1,390,324
                                                      ----------          ---------            ----------      ---------

    Operating loss                                       (27,272)          (122,840)              (35,427)      (137,341)

  Gain on sale of real estate investment               1,329,705                  -             1,329,705              -
                                                      ----------          ---------            ----------      ---------

  Net earnings (loss)                                 $1,302,433           (122,840)            1,294,278       (137,341)
                                                      ==========          =========            ==========      =========

    Net earnings (loss) per limited
      partnership unit                                $    58.61              (5.53)                58.24          (6.18)
                                                      ==========          =========            ==========      =========
    Weighted average number of
      limited partnership units
      outstanding                                         22,000             22,000                22,000         22,000
                                                      ==========          =========            ==========      =========

  See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital

                        Six Months ended March 31, 1996
                                  (Unaudited)

                                                                                              Total
                                                    General                Limited           partners'
                                                   partners                partners           capital
                                                   --------                --------           -------
     Balances at October 1, 1995                    $(126,310)              2,523,539          2,397,229

     Distributions to limited partners                      -                (999,900)          (999,900)
     Net earnings for the six months
         ended March 31, 1996                          12,942               1,281,336          1,294,278
                                                    ---------               ---------          ---------

     Balances at March 31, 1996                     $(113,368)              2,804,975          2,691,607
                                                    =========               =========          =========



     See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                    Six Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                  ----------------------------------
                                                                                     1996                    1995
                                                                                     ----                    ----
Cash flows from operating activities:
   Net earnings (loss)                                                           $ 1,294,278                (137,341)
   Adjustments to reconcile net loss to
      net cash provided by operating activities
         Depreciation and amortization                                               264,078                 285,422
         Gain on sale of property                                                 (1,329,705)                      -
   Change in assets and liabilities:
      Decrease  in accounts receivable and other assets                               20,638                  44,197
      Decrease in property tax and other escrow deposits                             111,511                  58,374
       Decrease in payable to managing general
         partner relating to operations                                             (997,197)                 (5,152)
      Decrease in accounts payable and accrued expenses                              (31,361)                (18,303)
      Decrease in property taxes payable                                            (119,664)                (77,252)
      Decrease in tenants' deposits                                                  (26,687)                 (5,410)
      Decrease in unearned rental income                                             (16,734)                (16,562)
      Increase (decrease) in accrued interest payable                                (32,831)                     35
                                                                                 -----------                --------
            Net cash provided by (used by)
                operating activities                                                (863,674)                128,008
                                                                                 -----------                --------

Cash flows used by investing activities:
   Additions to real estate investments                                               (6,415)                (51,739)
   Deferred leasing costs                                                            (37,614)                 (7,499)
   Proceeds from sale of property
     net of closing costs and other costs of sale                                  6,036,740                       -
                                                                                 -----------                --------
            Net cash provided by (used by)
                investing activities                                               5,992,711                 (59,238)
                                                                                 -----------                --------

Cash flows used in financing activities:
   Advances from managing general partner                                                  -                  10,557
   Increase in debt issuance costs                                                         -                 (48,398)
   Reductions in mortgage principal                                               (3,796,981)               (114,982)
   Distributions to limited partners                                                (999,900)                      -
                                                                                 -----------                --------
            Net cash used by
              financing activities                                                (4,796,881)               (152,823)
                                                                                 -----------                --------

Net increase (decrease) in cash and cash equivalents                                 332,156                 (84,053)

Cash and cash equivalents at September 30                                            836,140                 694,828
                                                                                 -----------                --------

Cash and cash equivalents at March 31                                            $ 1,168,296                 610,775
                                                                                 ===========                ========

Supplemental disclosure of cash flow information:
   Interest paid in cash during the
       six month period                                                          $   376,752                 343,927
                                                                                 ===========                ========

See accompanying notes to financial statements.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A LIMITED PARTNERSHIP)

                        Notes to Financial Statements
                                March 31, 1996
                                 (Unaudited)


(1)     Financial Statement Adjustments and Footnote Disclosure

The accompanying financial statements are unaudited. However, Boettcher Properties, Ltd. the Managing General Partner of Boettcher Western Properties III Ltd. (the "Partnership"), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The Managing General Partner believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Western Properties III Ltd. September 30, 1995 Annual Report.

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

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A LIMITED PARTNERSHIP)

                        Notes to Financial Statements
                                March 31, 1996
                                 (Unaudited)


Statements of Cash Flows
For purposes of the Statements of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following at March 31:

                                                                 1996              1995
                                                            --------------     ------------
Money Market                                                   $1,103,642         $510,048
Operating Cash                                                     64,654          100,727
                                                               ----------         --------
         Cash and Cash Equivalents                             $1,168,296          610,775
                                                               ==========         ========

(3)      Transactions with Related Parties

Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Limited Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the quarter ended March 31, 1996 the amount earned by the Managing General Partner was $29,944.

Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties reduced by management fees paid to others. For the quarter ended March 31, 1996 the amount earned by the Managing General Partner was $3,199.

Direct Services: The Managing General Partner and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner and its affiliates for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the quarter ended March 31, 1996 such reimbursements totaled $6,584.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A LIMITED PARTNERSHIP)

                        Notes to Financial Statements
                                March 31, 1996
                                 (Unaudited)



(4)     Sale of Real Estate Investment

On February 29, 1996 the Partnership sold the land, related improvements and personal property of La Risa Apartments ("La Risa"). The purchaser, ALT Affordable Housing Service, Inc. is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations.

The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:

Sales Price                                                                                      $ 6,440,000

      Less:
           Costs of sale:
               Sales commissions                                    (223,453)
               Closing costs (title fees, legal and other)           (74,400)
           Tenant security deposit liability                         (33,040)
           Mortgage payoff                                        (3,692,414)                     (4,023,307)
                                                                                                 -----------

Net Proceeds                                                                                     $ 2,416,693
                                                                                                 ===========

The net proceeds were utilized as follows:

Distribution to limited partners ($45.45/unit)                                                   $   999,900

Partial repayment of cash advances, reimbursement and
  deferred fees to the Managing General Partner                                                    1,000,000

Addition to Partnership cash reserves                                                                416,793
                                                                                                 -----------
                                                                                                 $ 2,416,693
                                                                                                 ===========

(5)      Liquidity and Debt Maturities

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of March 31, 1996, the Partnership had reserves of $1,168,296 while the required minimum amount was $660,000.

For the six months ended March 31, 1996, the payable to Managing General Partner decreased $997,197 to a total of $530,194. This decrease is the net result of payments to (advances from) the Managing General Partner totaling $1,081,560, and the accrual of fees and reimbursements earned by the Managing General Partner in the first six months of fiscal 1996 in the amount of $84,363. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1996, if any, to maintain the minimum required cash reserves, as necessary, including any additional reserves to cover remediation costs at Venetian Square Shopping Center ("Venetian"). See
Note 6 for further discussion of these remediation costs.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A LIMITED PARTNERSHIP)

                        Notes to Financial Statements
                                March 31, 1996
                                 (Unaudited)



Thereafter, the Partnership intends to pay the Managing General Partner all deferred fees earned by the Managing General Partner which total $530,194, as of March 31, 1996.

The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1996. However, there can be no assurances that the Partnership will sell such property in 1996. As of March 31, 1996, the Partnership has recorded its remaining real estate investment as property held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for Venetian. The Managing General Partner believes that such sale would provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, this sale transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of Venetian, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

On October 24, 1995, the Partnership entered into a letter agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by Venetian to October 1, 1997. Under the agreement, the Partnership was obligated to pay a $20,000 fee, the interest rate was increased to 10.5% and the monthly payment was increased to $39,098.

(6)      Environmental Contingency

From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $541,000 to date, including an accrual of $250,000, in evaluating the remediation program. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the accompanying financial statements do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty. The Partnership has contacted all previous and current insurance companies which have underwritten insurance coverages for Venetian. The Partnership intends to determine with these insurance companies the extent of the Partnership insurance coverage, if any, related to the environmental matters at Venetian. There can be no assurances that any insurance coverage will be available to the Partnership related to these matter.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      For the three and six months ended March 31, 1996, the Partnership generated total revenue of $486,520 and $1,104,879 and incurred total expenses of $513,792 and $1,140,306, resulting in an operating loss of $27,272 and $35,427, respectively. This represents an improvement in the Partnership's operating loss for the three and six months ended March 31, 1996 of $95,568 (78%) and $101,914 (74%), respectively, when compared with the corresponding periods of fiscal 1995. A gain on the sale of real estate investment, La Risa Apartments ("La Risa"), in the amount of $1,329,705 was recorded in the second quarter of fiscal 1996, as more fully discussed in Note 4 of the financial statements contained in Item 1. Due to the gain on sale of La Risa, the Partnership generated net earnings for the three and six months ended March 31, 1996 of $1,302,433 and $1, 294,278, respectively. The Partnership generated decreased total revenue, primarily rental and other income, and decreased total expenses in all categories for the six months ended March 31, 1996, primarily due to the sale of La Risa. A summary of the Partnership's operations and period-to-period comparisons before gain on sale of La Risa is presented below.

                                 Three Months Ended March 31                         Six Months Ended March 31
                                 ---------------------------                         -------------------------
                                       (In Thousands)                                      (In Thousands)
                                                Amount                                             Amount
                                                  of           %                                     of             %
                         1996        1995      Change       Change        1996        1995         Change         Change
                         ----       -----      ------       ------        ----        ----         ------         ------
Total revenue              $487       596       (109)        (18%)       $1,105      1,253         (148)           (12%)
Total expenses              514       719       (205)        (29%)        1,140      1,390         (250)           (18%)
                           ----     -----       ----                     ------      -----         ----
Net operating loss          (27)     (123)        96          78%           (35)      (137)         102             75%
                           ====     =====       ====                     ======      =====         ====

      For the three and six months ended March 31, 1996, the Partnership generated total revenue of $486,520 and $1,104,879, which represent decreases of $109,245 (18%) and $148,104 (12%), respectively, when compared with the corresponding periods of fiscal 1995, primarily the consequence of the La Risa sale. Rental income generated by the Partnership's properties for the three and six month periods in fiscal 1996 decreased $101,886 (20%) and $140,304 (13%), when compared with fiscal 1995, primarily the result of one less month of rental and other income from La Risa for fiscal 1996, and decreased average occupancy at both properties in fiscal 1996. La Risa generated average occupancy of 92% and an average effective rental rate per unit per month of $424, representing decreases of 1% and $13, respectively when compared to the second quarter of fiscal 1995. Rental income at La Risa decreased $111,802 (18%) for the six months ended March 31, 1996 when compared to the corresponding period in 1995, primarily due to one less month of revenues in fiscal 1996. Rental income at Venetian Square Shopping Center ("Venetian") decreased $28,502 (6%) for the six months ended March 31, 1996 when compared to 1995. Venetian achieved average occupancy of 90% and an average effective rental rate of $7.96 for the second quarter of fiscal 1996, representing a decrease of 1% and an increase of .08, respectively, when compared to the same period in fiscal 1995. Tenant reimbursement income remained relatively constant for the six months ended March 31, 1996 when compared to the corresponding period in fiscal 1995. Other income increased $3,060 (18%) and decreased $10,407 (21%), for the three and six months ended March 31, 1996, respectively, when compared to fiscal 1995. In the current quarter, other income increased due to the additional interest earned on the increased Partnership cash reserves resulting from the sale of La Risa. For the six months ended March 31, 1996, other income decreased, also due to the sale of La Risa, resulting in one less month of revenues generated by the property. A summary of the Partnership's properties' average occupancy and average effective rental rates is presented below.

                                                                      Second Quarter
                                                      Fiscal 1996                         Fiscal 1995
                                                      -----------                         -----------
Multi Family
- ------------
La Risa Apartments
  Average Occupancy (3)                                      92%                                 93%
  Average effective rental rate
    per unit per month (3) (1)                            $ 424                               $ 437

Commercial
- ----------
Venetian Square Shopping Center
  Average occupancy                                          90%                                 91%
  Average effective rental rate (1) (2)                   $7.96                               $7.88

(1) Average effective rental rates for apartments are stated in terms of an average effective rental rate per unit per month and for commercial properties they are stated in terms of an average annual effective rental rate per square foot. Effective rental rates take into account the effect of leasing concessions and bad debts.

(2) These rates are "triple net". In addition to this base rent, tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the project.

(3) The computations give effect to the sale of La Risa Apartments on February 29, 1996.

      The Partnership incurred total expenses of $513,792 and $1,140,306 for the three and six months ended March 31, 1996, representing decreases of $204,813 (29%) and $250,018 (18%), respectively, when compared with the corresponding periods of fiscal 1995. The majority of expense categories recognized decreases due to the sale of La Risa. Ignoring the sale of La Risa, the following expense categories decreased due to other factors:
      (1) property tax expense decreased $11,861 (23%) for the six months ended March 31, 1996 when compared to 1995 at Venetian due to the successful appeal and reduction in the property's assessed value when compared to the prior year; (2) repair and maintenance expense decreased $26,810 (33%) for the six months ended March 31, 1996 when compared to the corresponding period in fiscal 1995, due to parking lot repairs and the repair of underground water leaks at Venetian that occurred in the second quarter of fiscal 1995; and (3) environmental costs decreased $54,261 (89%) for the six months ended March 31, 1996 when compared to the same period in 1995 due to a lesser amount of professional fees related to this matter incurred in the current fiscal year.

Liquidity and Capital Resources

      Cash and cash equivalent balances which represent Partnership reserves amounted to $1,168,296 at March 31, 1996 which represents an increase of $332,156 when compared with fiscal 1995 year-end balances. Net cash used by operating activities for the six months ended March 31, 1996 amounted to $863,674 and included a decrease in payable to Managing General Partner of $997,197. This net decrease represents the payment of fees and reimbursements to the Managing General Partner of $1,200,000 and cash advances from the Managing General Partner of $202,803 in the first and second quarters of 1996. At March 31, 1996 the payable to Managing General Partner totaled $530,194. Other significant changes in assets and liabilities all relate to the sale of La Risa Apartments in the second quarter of fiscal 1996, more fully discussed in Note 4 to the financial statements contained in Item 1 of this report.

      Net cash provided by investing activities amounted to $5,992,711 for the six months ended March 31, 1996, comprised of proceeds from the sale of La Risa Apartments, net of closing costs and other costs of sale of $6,036,740, reduced by expenditures made for additions to real estate investments of $6,415 and deferred leasing costs of $37,614. The deferred leasing costs include costs related to tenant finish and lease commissions associated with new tenants and the renewal of existing tenants at Venetian Square Shopping Center.

      Net cash used in financing activities amounted to $4,796,881 for the six months ended March 31, 1996 and is comprised of distributions to limited partners in the amount of $999,900, and reductions in mortgage principal in the amount of $3,796,981 (the majority of which relates to the payoff of the La Risa mortgage).

      The Partnership is required under its Partnership Agreement to maintain cash reserves of 3% of aggregate capital contributions ($660,000). As of March 31, 1996, the Partnership had $1,168,296 in cash reserves. The Partnership intends to apply any cash flow generated from Partnership operations in fiscal 1996 to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center as discussed below. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid deferred fees earned by the Managing General Partner, which totaled $530,194 as of March 31, 1996.

      To the knowledge of the Managing General Partner, its remaining property is in good physical condition. Budgeted, tenant finish and lease commissions for the remainder of fiscal 1996 total approximately $37,000. Tenant finish costs and lease commissions are budgeted in anticipation of leasing vacant space at Venetian Square Shopping Center.

      The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1996. However, there can be no assurances that the Partnership will sell this property in 1996. As of March 31, 1996, the Partnership has recorded its remaining real estate investment as property held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for the remaining property. The Managing General Partner believes that a sale would provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgage payable; however, this sales transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of Venetian, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

         On February 29, 1996 the Partnership sold the land, related improvements and personal property of La Risa Apartments. The purchaser, ALT Affordable Housing Service, Inc. is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations.

The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:

Sales Price                                                                                      $ 6,440,000

      Less:
           Costs of sale:
               Sales commissions                                    (223,453)
               Closing costs (title fees, legal and other)           (74,400)
           Tenant security deposit liability                         (33,040)
           Mortgage payoff                                        (3,692,414)                     (4,023,307)
                                                                                                 -----------

Net Proceeds                                                                                     $ 2,416,693
                                                                                                 ===========

The net proceeds were utilized as follows:

Distribution to limited partners ($45.45/unit)                                                   $   999,900

Partial repayment of cash advances, reimbursement and
  deferred fees to the Managing General Partner                                                    1,000,000

Addition to Partnership cash reserves                                                                416,793
                                                                                                 -----------
                                                                                                 $ 2,416,693
                                                                                                 ===========

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

         From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $541,000 to date, including an accrual of $250,000, in evaluating the remediation program. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the accompanying financial statements do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty. The Partnership has contacted all previous and current insurance companies which have underwritten insurance coverages for Venetian Square. The Partnership intends to determine with these insurance companies the extent of the Partnership insurance coverage, if any, related to the environmental matters at Venetian Square. There can be no assurances that any insurance coverage will be available to the Partnership related to these matters.

PART III.        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b)     Reports on Form 8-K

         A report on Form 8-K was filed by the Registrant on February 29, 1996 with respect to the sale of La Risa Apartments.

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


                                  BOETTCHER WESTERN PROPERTIES III LTD.
                                  -------------------------------------
                                               (Registrant)

                                  By:      Boettcher Properties, Ltd., as
                                           Managing General Partner

                                           By:     BPL Holdings, Inc., as
                                                   Managing General Partner

  Dated:  May 14, 1996                     By:     /s/ Thomas M. Mansheim
                                                   ---------------------------
                                                   Thomas M. Mansheim
                                                   Treasurer; Principal
                                                   Financial and Accounting
                                                   Officer of the Partnership