Form 10-Q
period 1996-06-30
BOETTCHER WESTERN PROPERTIES III LTD
filed 1996-08-14
CIK 716822

                                                            Total # of Pages: 17

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q


(Mark One)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  June 30, 1996 OR
                                                            -------------
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES.
- -----  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          ---------   ---------

Commission File Number   0-11502
                       -----------

                    BOETTCHER WESTERN PROPERTIES III LTD.
                  ----------------------------------------
           (Exact name of registrant as specified in its charter)

         COLORADO                                     84-0911344
- -------------------------------         ------------------------------------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

       77 West Wacker Drive
         Chicago, Illinois                                60601
- ----------------------------------------                ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


Registrant's telephone number, including area code     (312)  574-6000
                                                   --------------------------


     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

                                    INDEX

                                                                        Page


PART I.      Financial Information

     Item 1.   Financial Statements (unaudited)

             Balance Sheets -  June 30, 1996
               and September 30, 1995                                     3

             Statements of Operations - Three and nine months
               ended June 30, 1996 and 1995                               4

             Statement of Partners' Capital - Nine
               months ended June 30, 1996                                 5

             Statements of Cash Flows - Nine months
               ended June 30, 1996 and 1995                               6

             Notes to Financial Statements                                7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11

PART III.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K                         16

             SIGNATURE                                                   17

PART I.  Financial Information
         ---------------------

Item 1.  Financial Statements


                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                               Balance Sheets



                                                  June 30,    September 30,
                                                    1996          1995
                                                 -----------  -------------
                                                        (Unaudited)
                Assets
                ------

Real estate investments, at gross cost
   Properties held for sale                      $ 8,751,726    $16,346,743
   Less discount on related debt                    (778,407)    (1,192,518)
                                                 -----------  -------------
                                                   7,973,319     15,154,225
   Less accumulated depreciation                  (2,546,806)    (4,833,753)
                                                 -----------  -------------
                                                   5,426,513     10,320,472
Cash and cash equivalents at cost, which
   approximates market value                       1,180,309        836,140
Accounts receivable and other assets                 146,485        187,545
Property tax and other escrow deposits                     -        111,511
Debt issuance costs, net of accumulated
   amortization of $30,036 and $154,874,
   respectively                                       17,047         35,647
Deferred leasing costs, net of accumulated
   amortization of $454,070 and $427,988,
   respectively                                      178,321        174,354
                                                 -----------  -------------
                                                 $ 6,948,675    $11,665,669
                                                 ===========  =============
  Liabilities and Partners' Capital
  ---------------------------------

Mortgages payable, net of unamortized debt
   discount of $5,190 and $7,162,
   respectively                                  $ 3,333,702    $ 7,153,781
Payable to managing general partner                  570,710      1,527,391
Accounts payable and accrued expenses                325,214        322,420
Property taxes payable                                     -        140,902
Tenants' deposits                                     43,846         70,533
Unearned rental income                                 2,501         19,728
Accrued interest payable                                 194         33,685
                                                 -----------  -------------

Total liabilities                                  4,276,167      9,268,440
                                                 -----------  -------------

Commitments and Contingencies

Partners' capital
   General partners                                 (113,559)      (126,310)
   Limited partners                                2,786,067      2,523,539
                                                 -----------  -------------
   Total partners' capital (deficit)               2,672,508      2,397,229
                                                 -----------  -------------
                                                 $ 6,948,675    $11,665,669
                                                 ===========  =============



See accompanying notes to financial statements.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)
                          Statements of Operations

             Three and Nine Months Ended June 30, 1996 and 1995
                                 (Unaudited)


                                         Three Months Ended    Nine Months Ended
                                              June 30,              June 30,
                                        --------------------  --------------------
                                          1996       1995       1996       1995
                                        ---------  ---------  ---------  ---------
Revenue:
  Rental income                          $198,148    533,743  1,123,126  1,599,025
  Tenant reimbursements for
    common area charges,
    insurance and taxes                    42,904     48,702    184,258    187,449
  Other income                             14,551     21,243     53,098     70,197
                                        ---------  ---------  ---------  ---------
                                          255,603    603,688  1,360,482  1,856,671
                                        ---------  ---------  ---------  ---------

Expenses:
  Interest, including
     amortization of debt
     discount and debt
     issuance costs                        91,873    201,419    435,794    608,164
  Depreciation                             52,681    111,116    264,078    336,863
  Property taxes                           22,712     64,765    125,550    192,409
  Fees and reimbursements to
     managing general partner              24,951     49,881    109,313    138,645
  Other management fees                    11,219     22,749     60,807     81,724
  Salaries of on-site property
     managers                                   -     36,503     62,888    109,091
  Repairs and maintenance                  25,122     59,151    126,097    210,034
  Utilities                                 8,882     29,170     61,838     91,305
  Other administrative                     34,038     49,119    158,513    184,795
  Environmental costs                       3,224      2,205     10,130     63,372
                                        ---------  ---------  ---------  ---------
                                          274,702    626,078  1,415,008  2,016,402
                                        ---------  ---------  ---------  ---------

  Operating loss                          (19,099)   (22,390)   (54,526)  (159,731)

Gain on sale of real estate investment          -          -  1,329,705          -
                                        ---------  ---------  ---------  ---------

Net earnings (loss)                     $ (19,099)   (22,390) 1,275,179   (159,731)
                                        =========  =========  =========  =========

  Net earnings (loss) per limited
   partnership unit                     $    (.86)     (1.01)     57.38      (7.18)
                                        =========  =========  =========  =========
  Weighted average number of
   limited partnership units
   outstanding                             22,000     22,000     22,000     22,000
                                        =========  =========  =========  =========


See accompanying notes to financial statements.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Statement of Partners' Capital

                       Nine Months ended June 30, 1996
                                 (Unaudited)


                                                                  Total
                                          General     Limited   partners'
                                          partners   partners    capital
                                         ----------  ---------  ---------

Balances at October 1, 1995              $ (126,310) 2,523,539  2,397,229

Distributions to limited partners                 -   (999,900)  (999,900)
Net earnings for the nine months
  ended June 30, 1996                        12,751  1,262,428  1,275,179
                                         ----------  ---------  ---------

Balances at June 30, 1996                $ (113,559) 2,786,067  2,672,508
                                         ==========  =========  =========




   See accompanying notes to financial statements.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                           Statements of Cash Flows

                   Nine Months Ended June 30, 1996 and 1995
                                 (Unaudited)

                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                        ---------------------
                                                                                           1996        1995
                                                                                           ----        ----
Cash flows from operating activities:
   Net earnings (loss)                                                                  $1,275,179   (159,731)
   Adjustments to reconcile net loss to
      net cash provided by operating activities
        Depreciation and amortization                                                      331,588    422,304
        Gain on sale of property                                                        (1,329,705)         -
   Change in assets and liabilities:
      Decrease  in accounts receivable and other assets                                     41,060     60,523
      Decrease in property tax and other escrow deposits                                   111,511     18,105
      Increase (decrease) in payable to managing general
        partner relating to operations                                                    (956,681)    63,696
      Increase (decrease) in accounts payable and accrued expenses                           2,794    (50,659)
      Decrease in property taxes payable                                                  (140,902)   (63,567)
      Decrease in tenants' deposits                                                        (26,687)    (7,795)
      Decrease in unearned rental income                                                   (17,227)   (14,792)
      Decrease in accrued interest payable                                                 (33,491)      (503)
                                                                                       -----------  ---------
           Net cash provided by (used by)
              operating activities                                                        (742,561)   267,581
                                                                                       -----------  ---------

Cash flows used by investing activities:
   Additions to real estate investments                                                    (64,149)   (89,011)
   Deferred leasing costs                                                                  (53,629)   (12,724)
   Proceeds from sale of property net of closing costs and other costs of sale           6,036,740          -
                                                                                       -----------  ---------
           Net cash provided by (used by)
              investing activities                                                       5,918,962   (101,735)
                                                                                       -----------  ---------

Cash flows used in financing activities:
   Increase in debt issuance costs                                                               -    (48,398)
   Reductions in mortgage principal                                                     (3,832,332)  (154,804)
   Distributions to limited partners                                                      (999,900)         -
                                                                                       -----------  ---------
           Net cash used by
             financing activities                                                       (4,832,232)  (203,202)
                                                                                       -----------  ---------

Net increase (decrease) in cash and cash equivalents                                       344,169    (37,356)

Cash and cash equivalents at September 30                                                  836,140    694,828
                                                                                       -----------  ---------

Cash and cash equivalents at June 30                                                    $1,180,309    657,472
                                                                                       ===========  =========

Supplemental disclosure of cash flow information:
   Interest paid in cash during the
      nine month period                                                                   $451,438    608,667
                                                                                       ===========  =========


See accompanying notes to financial statements.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                June 30, 1996
                                 (Unaudited)



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

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                June 30, 1996
                                 (Unaudited)


Statements of Cash Flows

For purposes of the Statements of Cash Flows, cash and cash equivalents include operating cash held at the properties and highly liquid money market investments. Cash and cash equivalents are comprised of the following at June 30:


                                                 1996       1995
                                              ----------  --------
Money Market                                  $1,094,504  $565,546
Operating Cash                                    85,805    91,926
                                              ----------  --------
          Cash and Cash Equivalents           $1,180,309  $657,472
                                              ==========  ========


(3) Transactions with Related Parties

Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Limited Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the quarter ended June 30, 1996 the amount earned by the Managing General Partner was $19,651.

Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties reduced by management fees paid to others. For the quarter ended June 30, 1996 the amount earned by the Managing General Partner was $980.

Direct Services: The Managing General Partner and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner and its affiliates for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the quarter ended June 30, 1996 such reimbursements totaled $4,320.

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

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                June 30, 1996
                                 (Unaudited)



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
                                                                      -----------

                                                                      $ 2,416,693
                                                                      ===========

(5) Liquidity and Debt Maturities


The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of June 30, 1996, the Partnership had reserves of $1,180,309 while the required minimum amount was $660,000.

For the nine months ended June 30, 1996, the payable to Managing General Partner decreased $956,681 to a total of $570,710. This decrease is the result of net payments to the Managing General Partner totaling
$1,065,993 and the accrual of fees and reimbursements earned by the Managing General Partner in the first nine months of fiscal 1996 in the amount of $109,312. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1996, if any, to maintain the minimum required cash reserves, as necessary, including any additional reserves to cover remediation costs at Venetian Square Shopping Center ("Venetian"). See
Note 6 for further discussion of these remediation costs.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                June 30, 1996
                                 (Unaudited)



Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner, which total $15,566, $4,320, and $550,824, respectively, as of June 30, 1996.

The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1996. However, there can be no assurances that the Partnership will sell such property in 1996. As of June 30, 1996, the Partnership has recorded its remaining real estate investment as property held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for Venetian. The Managing General Partner believes that such sale would provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, this sale transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of Venetian, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

On October 24, 1995, the Partnership entered into a letter agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by Venetian to October 1, 1997. Under the agreement, the Partnership was obligated to pay a $20,000 fee, the interest rate was increased to 10.5% and the monthly payment was increased to $39,098.

(6) Environmental Contingency

From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $544,000 to date, including an accrual of $250,000, in evaluating the remediation program. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the accompanying financial statements do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty. The Partnership has contacted all previous and current insurance companies which have underwritten insurance coverages for Venetian. The Partnership intends to determine with these insurance companies the extent of the Partnership insurance coverage, if any, related to the environmental matters at Venetian. There can be no assurances that any insurance coverage will be available to the Partnership related to these matters.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     For the three and nine months ended June 30, 1996, the Partnership generated total revenue of $255,603 and $1,360,482 and incurred total expenses of $274,702 and $1,415,008, resulting in operating losses of $19,099 and $54,526, respectively. This represents improvements in the operating losses of $3,291 (14%) and $105,205 (65%), respectively, for the three and nine months ended June 30, 1996 when compared to the corresponding periods of fiscal 1995. In the second quarter of fiscal 1996, the Partnership realized a gain on the sale of its real estate investment, La Risa Apartments ("La Risa"), in the amount of $1,329,705, as more fully discussed in Note 4 of the Notes to Financial Statements contained in Item 1 of this report. Due to the gain on sale of La Risa, the Partnership generated net earnings for the nine months ended June 30, 1996 of $1,275,179. The Partnership generated decreased total revenue, primarily rental and other income, and decreased total expenses in all categories for the nine months ended June 30, 1996, primarily due to the sale of La Risa. A summary of the Partnership's operations and period-to-period comparisons before gain on sale of La Risa is presented below.


                        Three Months Ended June 30                Nine Months Ended June 30
                        --------------------------                -------------------------
                             (In Thousands)                            (In Thousands)
                                       Amount                               Amount
                                         of       %                           of      %
                       1996     1995   Change   Change            1996       1995  Change  Change
                       ----     ----   ------   ------            ------     ----  ------  ------

Total revenue          $256      604     (348)   (58%)           $1,360      1,857   (497)   (27%)
Total expenses          275      626     (351)   (56%)            1,415      2,016   (601)   (30%)
                       ----     ----   ------                    ------      -----  -----
Net operating loss      (19)     (22)       3     14%               (55)      (159)   104     65%
                       ====     ====   ======                    ======      =====  =====


     When making period-to-period comparisons, the exclusion of the operations of LaRisa from the prior fiscal quarters' results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, the results of operations of LaRisa have been excluded from the three and nine months ended June 30, 1995 and the nine months ended June 30, 1996 in the table below.


                        Three Months Ended June 30         Nine Months Ended June 30
                        --------------------------         -------------------------
                             (In Thousands)                    (In Thousands)
                                Pro    Amount                         Amount
                               Forma     of       %        Pro Forma    of         %
                       1996     1995   Change   Change   1996   1995  Change     Change
                       ----     ----   ------   ------   ----   ----  ------     ------

Total revenue          $256      278    (22)     (8%)  $839     895    (56)     (6%)

Total expenses          275      300    (25)     (8%)   877   1,024   (147)    (14%)
                       ----     ----   ------           ----   -----  -----
Net operating loss      (19)     (22)     3      14%    (38)   (129)    91      70%
                       ====     ====   ======           ====   =====  =====

     Based upon the pro forma amounts presented above, total revenue generated by the Partnership for the three and nine months ended June 30, 1996, excluding LaRisa, amounted to $255,603 and $838,892, respectively, representing decreases of $22,996 (8%) and $55,939 (6%) when compared to the three and nine months ended June 30, 1995. Rental income generated by the Partnership's remaining property, Venetian Square Shopping Center ("Venetian"), for the three and nine month periods in fiscal 1996 decreased $25,225 (11%) and $53,727 (8%), when compared with fiscal 1995. Venetian achieved an average occupancy of 87% and an average effective rental rate of $7.76 for the third quarter of fiscal 1996, representing decreases of 4% and .12, respectively, when compared to the same period in fiscal 1995. Tenant reimbursement income decreased $5,798 (12%) and $3,191 (2%), respectively, for the three and nine months ended June 30, 1996 when compared to the corresponding period in fiscal 1995. Other income increased $8,027 for the three month period ended June 30, 1996, and remained relatively constant for the nine months ended June 30, 1996 when compared to fiscal 1995. The increase in other income in the current quarter is related to increased interest income earned on the investment of the proceeds from the sale of La Risa.

A summary of the Partnership's properties' average occupancy and average effective rental rates is presented below.

                                                   Third Quarter
                                        Fiscal 1996             Fiscal 1995
                                        -----------             -----------
Multi Family
- ------------
La Risa Apartments
 Average Occupancy (3)                      N/A                     93%
 Average effective rental rate
  per unit per month (3) (1)                N/A                    $437

Commercial
- --------------------------------------
Venetian Square Shopping Center
 Average occupancy                          87%                     91%
 Average effective rental rate (1) (2)     $7.76                   $7.88


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

     Based upon the pro forma amounts presented above, total expenses, excluding La Risa, amounted to $274,702 and $876,906 for the three and nine months ended June 30, 1996, representing decreases of $25,670 (8%) and $146,685 (14%), respectively, when compared to the corresponding periods of fiscal 1995. Fees and reimbursements paid to the Managing General Partner decreased $24,930 (50%) and $29,332 (21%), respectively, for the three and nine months ended June 30, 1996 when compared with the corresponding periods in fiscal 1995. These decreases are primarily due to the elimination of the accrual of deferred acquisition fees related to La Risa since the time of sale in February 1996. Property tax expense decreased $2,828 (11%) and $14,690 (19%), respectively, for the three and nine months ended June 30, 1996 when compared to the corresponding periods in fiscal 1995 due to the successful appeal and reduction in Venetian's assessed value when compared to the prior year. Repair and maintenance expense decreased $5,292 (17%) and $32,102 (29%), respectively, for the three and nine months ended June 30, 1996 when compared to the corresponding periods in fiscal 1995, due to parking lot repairs and the repair of underground water leaks at Venetian that occurred in the second quarter of fiscal 1995. Environmental costs increased $1,019 (46%) and decreased $53,242 (84%), respectively, for the three and nine months ended June 30, 1996 when compared to the same periods in 1995 due to reduced professional fees related to this matter. Administrative costs increased $6,209 (77%) and decreased $20,504 (29%), respectively, for the three and nine months ended June 30, 1996 when compared to the same periods in 1995 due to lower legal fees related to the remediation costs at Venetian Square.

Liquidity and Capital Resources

     Cash and cash equivalent balances which represent Partnership reserves amounted to $1,180,309 at June 30, 1996; which represents an increase of $344,169 when compared with fiscal 1995 year-end balances. Net cash used by operating activities for the nine months ended June 30, 1996 amounted to $742,561 and included a decrease in the payable to Managing General Partner of $956,681. This net decrease is primarily the result of net payments to the Managing General Partner totaling $1,065,993 and the accrual of fees and reimbursements earned by the Managing General Partner of $109,312. At June 30, 1996 the payable to Managing General Partner totaled $570,710. Other significant changes in assets and liabilities all relate to the sale of La Risa Apartments in the second quarter of fiscal 1996, more fully discussed in Note 4 to the financial statements contained in Item 1 of this report.

     Net cash provided by investing activities amounted to $5,918,962 for the nine months ended June 30, 1996, and is comprised of proceeds from the sale of La Risa Apartments, net of closing costs and other costs of sale, of $6,036,740 reduced by expenditures made for additions to real estate investments of $64,149 and deferred leasing costs of $53,629. The deferred leasing costs include costs related to tenant finish and lease commissions associated with new tenants and the renewal of existing tenants at Venetian Square Shopping Center.

     Net cash used in financing activities amounted to $4,832,232 for the nine months ended June 30, 1996 and is comprised of distributions to limited partners in the amount of $999,900, and reductions in mortgage principal in the amount of $3,832,332, which includes the payoff of the La Risa mortgage of $3,692,414.

     The Partnership is required under its Partnership Agreement to maintain cash reserves of 3% of aggregate capital contributions ($660,000). As of June 30, 1996, the Partnership had $1,180,309 in cash reserves. The Partnership intends to apply any cash flow generated from Partnership operations in fiscal 1996 to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center as discussed below. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner which total $15,566, $4,320, and $550,824, respectively, as of June 30, 1996.

     To the knowledge of the Managing General Partner, its remaining property is in good physical condition. Budgeted tenant finish and lease commissions for the remainder of fiscal 1996 total approximately $22,000 and are in anticipation of leasing vacant space at Venetian Square Shopping Center.

     The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1996. However, there can be no assurances that the Partnership will sell this property in 1996. As of June 30, 1996, the Partnership has recorded its remaining real estate investment as property held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for the remaining property. The Managing General Partner believes that a sale would provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgage payable; however, this sales transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of Venetian, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

     On February 29, 1996 the Partnership sold the land, related improvements and personal property of La Risa Apartments. The purchaser, ALT Affordable Housing Service, Inc. is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations.

The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:


Sales Price                                                                   $ 6,440,000

    Less:
       Costs of sale:
          Sales commissions                               (223,453)
          Closing costs (title fees, legal and other)      (74,400)
       Tenant security deposit liability                   (33,040)
       Mortgage payoff                                  (3,692,414)            (4,023,307)
                                                                              -----------

Net Proceeds                                                                   $2,416,693
                                                                              ===========

The net proceeds were utilized as follows:

Distribution to limited partners ($45.45/unit)                                 $  999,900

Partial repayment of cash advances, reimbursement and
 deferred fees to the Managing General Partner                                  1,000,000

Addition to Partnership cash reserves                                             416,793
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

     From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $544,000 to date, including an accrual of $250,000, in evaluating the remediation program. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the accompanying financial statements do not include any adjustments that reflect the results of the ultimate resolution of this uncertainty. The Partnership has contacted all previous and current insurance companies which have underwritten insurance coverages for Venetian Square. The Partnership intends to determine with these insurance companies the extent of the Partnership insurance coverage, if any, related to the environmental matters at Venetian Square. There can be no assurances that any insurance coverage will be available to the Partnership related to these matters.

PART III.       OTHER INFORMATION
                -----------------

Item 6. Exhibits and Reports on Form 8-K


    (b)        Reports on Form 8-K

    No reports on Form 8-K were required or filed by the Registrant during the period for which this report is filed.

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


                                BOETTCHER WESTERN PROPERTIES III LTD.
                                -------------------------------------
                                             (Registrant)


                                By:  Boettcher Properties, Ltd., as
                                Managing General Partner

                                By:    BPL Holdings, Inc., as
                                       Managing General Partner

Dated:  August 14, 1996         By:    /s/ Thomas M. Mansheim
                                       --------------------------
                                       Thomas M. Mansheim
                                       Treasurer; Principal
                                       Financial and Accounting
                                       Officer of the Partnership