Form 10-K
period 1996-09-30
BOETTCHER WESTERN PROPERTIES III LTD
filed 1996-12-30
CIK 716822

                                                            Total # of Pages: 42


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended  September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from    None    to    None
                                       ---------     ----------
       Commission file number                 0-11502
                                       ------------------------

                     BOETTCHER WESTERN PROPERTIES III LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        COLORADO                                                 84-0911344
------------------------------                            ----------------------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                             Identification No.)



 77 West Wacker Drive, Chicago, Illinois                           60601
-------------------------------------------               ----------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (312) 574-6000
                                                         ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
       Title of each class                               which registered
       -------------------                               ----------------

             None                                              None
-------------------------------------             ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes        No
                                           ----        ----

                                     INDEX


                                   PART I                                   Page


Item 1.  Business                                                             3
Item 2.  Properties                                                           6
Item 3.  Legal Proceedings                                                    7
Item 4.  Submission of Matters to a Vote of Holders
         of Limited Partnership Interests                                     7


                                   PART II


Item 5.  Market of the Registrant's Limited Partnership Interests and
         Related Limited Partner Matters                                      8
Item 6.  Selected Financial Data                                              9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10
Item 8.  Financial Statements and Supplementary Data                         15
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            31


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant                 31
Item 11.  Executive Compensation                                             33
Item 12.  Security Ownership of Certain Beneficial Owners and Management     33
Item 13.  Certain Relationship and Related Transactions                      34


                                    PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K      35

SIGNATURES                                                                   40

                                     PART I

Item 1. BUSINESS

General

Boettcher Western Properties III Ltd. (the "Partnership") was organized in March 1983 as a Colorado limited partnership. The Partnership's primary business is to own and operate income-producing properties. At September 30, 1996, the Partnership owned and operated one shopping center located in California ("Venetian Square Shopping Center"), which is being held for sale (the "Remaining Property"). The Remaining Property is more fully described in
Item 2 of this report.

The Partnership, as of September 30, 1996, did not directly employ any persons; it is however, a party to a Management Agreement with Boettcher Properties, Ltd. Under the terms of the Management Agreement, Boettcher Properties, Ltd. is responsible for the day-to-day operations of the Partnership, and operating and managing its investments. All regular employees rendering service on behalf of the Partnership are employees of Boettcher Properties, Ltd. or its affiliates. The Remaining Property is owned directly by the Partnership and is managed by an independent, third-party property manager who performs daily property management services.

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

For the fiscal year ended September 30, 1996, gross rents and tenant reimbursements generated by the Partnership's income-producing properties represented 95% of total Partnership revenue. Monthly rental income is derived from tenant leases at the properties. Commercial leases for Venetian Square Shopping Center contain longer lease terms, which vary from one year up to five years for most tenants and up to twenty-five years for major anchor tenants. Commercial leases permit the pass through by the owner of taxes, insurance and common area operating costs to the tenants.

Competition

The Partnership faces active competition in all aspects of its business. The Partnership competes with entities which own properties similar in type to the one owned by the Partnership. The ability of the Partnership to compete with these entities depends on many factors, including the location, size, condition of its facilities and the availability of similar facilities. When comparable space is available in a general location, the Partnership competes through rental rates and lease terms, among other variables. Now that the Remaining Property is held for sale, the Partnership is competing with other income-producing properties for prospective purchasers. While no statistical information is currently available to delineate the Partnership's competitive position, many of its competitors are believed to have assets and revenues greater than those of the Partnership.

Cash Reserves and Debt Maturities

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of September 30, 1996, the Partnership had cash reserves of $1,240,077, while the required minimum amount was $660,000. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1997, if any, to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center discussed below under "Other Factors" and in Note 7 to the Financial Statements contained in Item 8 of this report. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements, all unpaid property management fees and all deferred fees earned by the Managing General Partner, which total $22,961, $8,640, $1,228 and $569,494, respectively, as of September 30, 1996.

The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1997. However, there can be no assurances that the Partnership will sell the Remaining Property in 1997. The Managing General Partner believes that the sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, the sale transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination at the property as described below under "Other Factors". The Partnership intends to apply net sales proceeds to establish and maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner, and to make distributions to limited partners. The Partnership has entered into a listing agreement with unrelated real estate brokerage firm to act as the exclusive selling agent for the Remaining Property. This investment is classified as property held for sale at September 30, 1996.

Other Factors

Seasonal weather conditions do not have a material impact on the operations of the Remaining Property, although the usage of water, gas, electricity and the attendant expense may vary according to the particular season and geographic location.

Federal, state and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations of the Remaining Property nor on the capital expenditures, earnings or competitive position of the Partnership and no material effect is anticipated in the future, subject to the environmental assessment which is currently underway at Venetian Square Shopping Center and the potential remediation costs payable by the Partnership.

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

Item 2. PROPERTIES

At September 30, 1996, the Partnership owned and operated one shopping center, which is being held for sale, as more fully described below:

Name and Location                              General Character of Property
-----------------                         -------------------------------------
Venetian Square Shopping Center           3-building shopping center containing
4555 North Pershing Avenue                approximately 117,107 square feet of net
Stockton, California                      rentable area on approximately 9.2 acres
                                          of land.

As stated above, at September 30, 1996, the Partnership has classified the Remaining Property as property held for sale.

For information regarding the indebtedness to which the Remaining Property is subject, see Notes 3 and 6 to the Financial Statements as contained in Item 8 of this report.

On February 29, 1996, the Partnership sold the land, related improvements and personal property of La Risa Apartments ("La Risa") as described in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in Item 7 of this report and Note 2 to the Financial Statements as contained in Item 8 of this report.

      Average and weighted average occupancies and weighted average effective rental rates generated by the Properties in fiscal 1996, 1995, and 1994 were as follows:


                                   1st    2nd    3rd    4th
                                   Qtr    Qtr    Qtr    Qtr     Fiscal   Fiscal   Fiscal
Apartments                         1996   1996   1996   1996     1996     1995     1994
----------                         -----  -----  -----  ------  -------  ------  ---------
La Risa                              93%    92%    N/A    N/A     93%(3)   94%     96%
Los Compadres                        N/A    N/A    N/A    N/A     N/A      N/A     97%(3)
La Paz                               N/A    N/A    N/A    N/A     N/A      N/A     96%(3)
Maryland Villa                       N/A    N/A    N/A    N/A     N/A      N/A     96%(3)

Weighted average
 occupancy                           93%    92%    N/A    N/A     93%(3)   94%     95%(3)

Weighted average
 effective rental
 rate per unit
 per month                           $425   $424   N/A    N/A     $425(3)  $436    $500(3)

Commercial
----------
Venetian Square
 Shopping Center
Weighted average occupancy           91%    90%    87%    84%     88%      91%     95%
Average effective rental rate(1)     $8.12  $7.96  $7.76  $8.10   $7.99    $8.54   $8.57

SouthCenter Plaza
Weighted average occupancy           N/A    N/A    N/A    N/A     N/A      N/A     37%(4)
Average effective rental rate(2)     N/A    N/A    N/A    N/A     N/A      N/A     $12.16(4)


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

(3) These computations give effect to the sale of the Arizona Properties on June 6, 1994 and the sale of La Risa Apartments on February 29, 1996.

(4)  Averages computed through date of foreclosure.

Item 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is the Remaining Property the subject of, any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF LIMITED
        PARTNERSHIP INTERESTS

     There have been no matters submitted to a vote of holders of Limited Partnership. Interests (the "Units") during the fiscal year which is covered by this report.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED LIMITED PARTNER MATTERS

        At September 30, 1996, 22,000 Units were outstanding and held by approximately 2,070 limited partners.

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

        On March 21, 1996, a distribution of $999,900 ($45.45/Unit) was made to limited partners from the net proceeds of the sale of the La Risa Apartments. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1997, if any, to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and make a final distribution to the limited partners.

        The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1997. However, there can be no assurances that the Partnership will sell the Remaining Property in 1997. The Managing General Partner believes that this sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, the sale transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center ("Venetian") may be adversely affected by the potential remediation costs of the petroleum contamination at the property. The Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of Venetian, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

Item 6.  SELECTED FINANCIAL DATA

                     BOETTCHER WESTERN PROPERTIES III LTD.
                           SELECTED FINANCIAL DATA(a)

                   As of or for the year ended September 30,



                             1996        1995         1994          1993          1992
                          ----------  -----------  -----------  ------------  ------------
Total revenue             $1,631,685   $2,508,536   $4,521,349   $ 5,191,770    $5,446,898

Operating loss(c)            (85,603)    (146,895)    (492,317)   (1,391,737)   (1,156,958)

Gain (loss) on sale
 or disposition of
 real estate investments   1,329,705          -0-    1,441,887       (154,921)          -0-
                          ----------  -----------  -----------  -------------  ------------

Net earnings (loss)       $1,244,102  $ (146,895)   $   949,570  $ (1,546,658) $(1,156,958)
                          ==========  ===========   ===========  ============  ===========

Per Unit:(b)
 Earnings (loss)          $    55.98  $    (6.61)   $     42.73   $    (69.60) $    (52.06)
 Cash distribution             45.45          -0-        125.00            -0-          -0-

Total assets              $6,910,619  $11,665,669   $11,895,397   $25,694,558   $26,406,983

Mortgages payable         $3,303,685  $ 7,153,781   $ 7,339,842   $18,075,625   $18,135,094


(a) The above selected financial data should be read in conjunction with the Financial Statements and related Notes as contained in Item 8 of this report.

(b) Per Unit data is based upon the 22,000 weighted average Units outstanding during each fiscal year.

(c) The Partnership is evaluating the remediation of petroleum contaminated soil and groundwater on a parcel of land adjacent to and part of the Venetian Square Shopping Center. The contamination resulted from a leaking underground storage tank which was part of a card-lock fueling station operated at Venetian Square Shopping Center from 1979 through 1990. The Partnership has spent approximately $300,000 to date in connection with the remediation program and since fiscal 1993 has maintained an accrual of approximately $250,000 as a provision for possible additional remediation expenses. Amounts expended to date have been for the evaluation and monitoring of the contamination in order to determine the method, cost and timing of required soil and groundwater remediation measures to be implemented in the future. Management is unable at this time to estimate the amount of additional remediation expense that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the Financial Statements contained in Item 8 of this report do not include any further adjustments that reflect the results of the ultimate resolution of this uncertainty. For additional information, refer to Note 7 to the Financial Statements contained in Item 8 of this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

September 30, 1996 marked the close of the Partnership's thirteenth year of operations. The Partnership currently owns and operates one shopping center located in California (Venetian Square Shopping Center), which is being held for sale as of September 30, 1996.

For the fiscal year ended September 30, 1996, the Partnership generated total revenue of $1,631,685, and incurred total expenses of $1,717,288, resulting in an operating loss of $85,603. The Partnership's fiscal 1996 operating loss decreased $61,292 (42%) when compared with fiscal 1995. A gain on the sale of real estate investment LaRisa Apartments, ("LaRisa") in the amount $1,329,705, was recorded in the second quarter of fiscal 1996 as more fully discussed in
Note 2 to the Financial Statements as contained in Item 8 of this report. Due to the gain on sale of real estate investments, the Partnership generated net earnings of $1,244,102. Total revenue decreased, primarily rental and other income, and total expenses decreased in all categories, primarily due to the sale of LaRisa. A summary of the Partnership's operations and period-to-period comparisons is presented below.

When making period-to-period comparisons, the exclusion of LaRisa's operations from the current and prior fiscal year's results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, LaRisa's results of operations have been excluded in both fiscal 1996 and 1995 in the table below.


                                          September 30
                                         (In Thousands)
                                         ---------------
                                Pro      Pro      Amount
                                Forma    Forma    of       %
                                1996     1995     Change   Change
                                ------  -------  -------  ------
Total revenue                   $1,111   1,218    (107)    (9%)
Total expenses                   1,179   1,324      145     11%
                                ------   -----    -----

Operating loss                  $ (68)   (106)       38
                                ======   =====    =====


Based upon the pro forma amounts presented above, total revenue generated by the Partnership, excluding LaRisa, amounted to $1,110,096, representing a decrease of $107,929 (9%) compared with fiscal 1995. The Partnership's remaining property generated rental income of $823,790 in fiscal 1996, which represents a decrease of $86,809 (10%) when compared with fiscal 1995. Venetian Square Shopping Center achieved an average occupancy of 88% and an average effective rental rate per square foot of $7.99, representing decreases of 3% and $.55, respectively, when compared with fiscal 1995. For additional information on the average occupancies and average effective rental rates for the Partnership's Properties, refer to the table provided in Item 2 of this report. Tenant reimbursement income generated by Venetian Square Shopping Center decreased $41,459 (15%) in fiscal 1996 when compared with fiscal 1995 due to increased vacancies in the current fiscal year. Other income increased $20,339 (56%) in fiscal 1996 when compared with fiscal 1995 primarily as a result of increased interest earned by the Partnership due to the maintenance of larger cash reserve balances.

Based upon the pro forma amounts provided above, total expenses, excluding LaRisa incurred by the Partnership amounted to $1,179,189 in fiscal 1996, a decrease of $144,983 (11%) when compared with fiscal 1995. The largest component of this decrease is the $55,540 decrease in environmental expense associated with the remediation of petroleum contamination at Venetian Square Shopping Center as more fully discussed below and in Note 7 to the Financial Statements contained in Item 8 of this report. Property tax expense decreased $22,211 (22%) in fiscal 1996 primarily the result of a successful appeal related to the property's assessed value and subsequent reduction in property tax assessments at Venetian. Fees and reimbursements to the Managing General Partner decreased $53,363 (29%) in fiscal 1996 when compared with fiscal 1995. This decrease is the result of the elimination of the accrual of deferred acquisition fees related to LaRisa beginning February 29, 1996. Repairs and maintenance decreased $11,644 (9%) in fiscal 1996. This decrease is primarily the result of underground water leak repairs and parking lot repairs done in fiscal 1995 at Venetian Square Shopping Center. Other administrative expense increased $15,862 (10%) in fiscal 1996 when compared to fiscal 1995, primarily the result of the write off of approximately $20,000 of past due rents deemed uncollectible.

1995 as compared to 1994:

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


                           Pro    Amount
                  Actual   Forma    of      %
                   1995    1994   Change  Change
                  ------   -----  ------  ------
Total revenue     $2,509   2,493    16       1%
Total expenses     2,656   2,814  (158)    (6)%
                  ------   -----  -----

Operating loss    $(147)   (321)    174
                  ======   =====  =====

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

Based upon the actual and pro forma amounts provided above, total expenses, incurred by the Partnership amounted to $2,655,431 in fiscal 1995, a decrease of $158,270 (6%) when compared with fiscal 1994. The largest component of this decrease is the $113,308 (38%) decrease in fees and reimbursements to the managing general partner in fiscal 1995 when compared with fiscal 1994. This decrease is primarily the result of the elimination of the accrual of deferred acquisition fees related to the Arizona Properties in June 1994. Property tax expense decreased $15,296 (6%) in fiscal 1995 when compared to fiscal 1994, primarily due to lower taxes assessed in 1995 on La Risa Apartments. Repairs and maintenance expense decreased $21,003 (7%) in fiscal 1995 when compared to fiscal 1994 mainly due to roof and parking lot repairs completed at Venetian Square Shopping Center in fiscal 1994. Environmental expense was $72,136 for fiscal 1995, an increase of $24,405 (51%) over fiscal 1994, representing costs associated with the continued evaluation of the soil and groundwater remediation at Venetian Square Shopping Center.

Liquidity and Capital Resources

Combined cash and cash equivalent balances, which represent Partnership reserves, were $1,240,077 at September 30, 1996, representing an increase of $403,937 when compared with fiscal 1995 year-end balances. Net cash used by operating activities in fiscal 1996 amounted to $616,410. The most significant change in assets and liabilities in fiscal 1996 relates to a decrease in payable to managing general partner relating to operations of $914,384. This decrease represents the payment of past due fees and reimbursements to the Managing General Partner in fiscal 1996. At September 30, 1996 the payable to managing general partner totaled $602,323. Other significant changes in assets and liabilities included accounts receivable and other assets, property taxes payable, interest payable, tenant security deposits and accounts payable and accrued expenses, all of which decreased as a result of the payment of all liabilities related to LaRisa.

Net cash provided by investing activities in fiscal 1996 amounted to $5,880,938 primarily the result of proceeds from the sale of LaRisa in the amount of $6,053,468 reduced by additions to real estate investments of $113,257 and deferred leasing costs of $59,273. The Partnership's fiscal 1996 deferred leasing costs include costs related to tenant finish and lease commissions associated with new tenants and the renewal of existing tenants at Venetian Square Shopping Center.

Net cash used by financing activities amounted to $4,860,591 in fiscal 1996, primarily comprised of reductions in mortgage principal of $3,852,733 and a distribution to limited partners of $999,900. The reduction in mortgage principal is primarily the payoff of the loan balance secured by LaRisa. The distribution of $999,900 ($45.45/unit) was made to limited partners in the second quarter of fiscal 1996.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions (or $660,000) for normal repairs, replacements, working capital and other contingencies. As of September 30, 1996, the Partnership had $1,240,077 in cash reserves. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1997, if any, to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center as discussed below. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements, all unpaid property management fees and all deferred fees earned by the Managing General Partner, which total $22,961, $8,640, $1,228 and $569,494 respectively, as of September 30, 1996.

To the knowledge of the Managing General Partner, the Remaining Property is in good physical condition. In fiscal 1997, other than tenant finish costs associated with ongoing additional leasing efforts at Venetian Square Shopping Center, there are no other material expenditures planned at the Partnership's Remaining Property in fiscal 1997.

The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1997. However, there can be no assurances that the Partnership will sell the Remaining Property in 1997. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as exclusive selling agent for the Remaining Property. The Managing General Partner believes that this sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, this sales transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination at the property. The Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of Venetian, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership and then to make a final distribution to limited partners.

On February 29, 1996 the Partnership sold the land, related improvements and personal property of LaRisa Apartments ("LaRisa"). The purchaser, ALT Affordable Housing Service, Inc. is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations.

The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:


Sales Price                                                               $6,440,000

  Less:
      Costs of sale:
         Sales commissions                              (223,453)
         Closing costs (title fees, legal and other)     (74,400)
      Tenant security deposit liability                  (33,040)
      Mortgage payoff                                 (3,692,414)         (4,023,307)
                                                                          -----------

Net Proceeds                                                              $ 2,416,693
                                                                          ===========

The net proceeds were utilized as follows:
Distribution to limited partners ($45.45/unit)                            $   999,900
Partial repayment of cash advances, reimbursement and
  deferred fees to the Managing General Partner                             1,000,000
Addition to Partnership cash reserves                                         416,793
                                                                          -----------
                                                                          $ 2,416,693
                                                                          ===========

The Partnership recorded a net gain on sale of real estate investment of $1,329,705 related to this transaction, resulting from the excess of the net sales proceeds over the Partnership's net carrying value of La Risa.

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

The Partnership is evaluating the remediation of petroleum contaminated soil and groundwater on a parcel of land adjacent to and part of the Venetian Square Shopping Center. The contamination resulted from a leaking underground storage tank which was part of a card-lock fueling station operated on the site. The Partnership has been advised that groundwater contamination has also occurred and the Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $300,000 to date in connection with the remediation program and since fiscal 1993 has maintained an accrual of approximately $250,000 as a provision for possible additional remediation expenses. Management is unable at this time to estimate the extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the Financial Statements contained in Item 8 of this report do not include any further adjustments that reflect the results of the ultimate resolution of this uncertainty. See Note 7 to the Financial Statements contained in Item 8 of this report for a more detailed discussion of this situation.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Financial Statements of the Partnership are included herein:

         Independent Auditors' Report                                                      16

         Balance Sheets - September 30, 1996 and 1995                                      17

         Statements of Operations -
         Years ended September 30, 1996, 1995 and 1994                                     18

         Statements of Partners' Capital (Deficit)
         Years ended September 30, 1996, 1995 and 1994                                     19

         Statements of Cash Flows -
         Years ended September 30, 1996, 1995 and 1994                                     20

         Notes to Financial Statements                                                     21

                          INDEPENDENT AUDITORS' REPORT

THE PARTNERS
BOETTCHER WESTERN PROPERTIES III LTD.:

We have audited the accompanying balance sheets of Boettcher Western Properties III Ltd. (a limited partnership) as of September 30, 1996 and 1995, and the related statements of operations, partners' capital (deficit), and cash flows for each of the years in the three-year period ended September 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boettcher Western Properties III Ltd. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                   KPMG PEAT MARWICK LLP


Denver, Colorado
December 16, 1996

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                          September 30, 1996 and 1995



    Assets                                                   1996            1995
    ------                                                -----------     -----------
Real estate investments, at gross cost
    Properties held for sale                              $8,771,101      $16,346,743
    Less discount on related debt                           (778,407)      (1,192,518)
                                                          -----------     ------------
                                                           7,992,694       15,154,225
    Less accumulated depreciation                         (2,599,948)      (4,833,753)
                                                          -----------     ------------
                                                           5,392,746       10,320,472

Cash and cash equivalents at cost,
    which approximates market value                        1,240,077          836,140
Accounts receivable and other assets                          90,146          187,545
Property tax and other escrow deposits                             -          111,511
Debt issuance costs, net of accumulated
    amortization of $33,446 and $154,874, respectively        13,637           35,647
Deferred leasing costs, net of accumulated
    amortization of $464,022 and $427,988, respectively      174,013          174,354
                                                         -----------      -----------
                                                         $ 6,910,619      $11,665,669
                                                         ===========      ===========

Liabilities and Partners' Capital
---------------------------------
Mortgages payable, net of unamortized debt
    discount of $4,525 and $7,162, respectively          $ 3,303,685      $ 7,153,781
Payable to managing general partner                          602,323        1,527,391
Accounts payable and accrued expenses                        296,557          322,420
Property taxes payable                                        21,238          140,902
Tenants' deposits                                             39,339           70,533
Unearned rental income                                         5,556           19,728
Accrued interest payable                                         490           33,685
                                                         -----------      -----------

    Total liabilities                                      4,269,188        9,268,440

Commitments and contingencies

Partners' capital (deficit):
    General partners                                        (113,869)        (126,310)
    Limited partners                                       2,755,300        2,523,539
                                                         -----------      -----------
    Total partners' capital                                2,641,431        2,397,229
                                                         -----------      -----------
                                                         $ 6,910,619      $11,665,669
                                                         ===========      ===========


See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)
                            Statements of Operations
                 Years ended September 30, 1996, 1995 and 1994


                                            1996        1995        1994
                                         ----------  ----------  ----------
Revenue:
 Rental income                           $1,323,274  $2,145,948  $4,086,966
 Tenant reimbursements for
  common area charges,
    insurance and taxes                     229,628     271,087     266,507
Other income                                 78,783      91,501     167,876
                                         ----------  ----------  ----------
                                          1,631,685   2,508,536   4,521,349
                                         ----------  ----------  ----------
Expenses:
 Interest, including amortization
  of debt discount and debt
    issuance costs                          526,180     807,298   1,573,953
Depreciation                                317,221     451,174     743,200
Property taxes                              143,570     255,633     405,541
Fees and reimbursements to
  managing general partner                  133,530     186,893     300,201
Other management fees                        72,928     108,667     186,873
Salaries of on-site property
   managers                                  62,888     156,975     325,533
Repairs and maintenance                     170,148     260,913     544,863
Utilities                                    71,245     121,150     487,701
Other administrative                        202,982     234,592     398,069
Environmental costs                          16,596      72,136      47,732
                                         ----------  ----------  ----------

                                          1,717,288   2,655,431   5,013,666
                                         ----------  ----------  ----------

  Operating loss                           (85,603)   (146,895)   (492,317)

Gain on sale of real estate investments   1,329,705           -   1,441,887
                                         ----------  ----------  ----------

  Net earnings (loss)                    $1,244,102  $(146,895)    $949,570
                                         ==========  ==========  ==========

Net earnings (loss)
 per limited partnership unit                $55.98     $(6.61)      $42.73
                                         ==========  ==========  ==========

Weighted average number of limited
 partnership units outstanding               22,000      22,000      22,000
                                         ==========  ==========  ==========


See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Statements of Partners' Capital (Deficit)
                 Years ended September 30, 1996, 1995 and 1994


                                                                      Total
                                           General      Limited     Partners'
                                           partners    partners      capital
                                          ----------  -----------  -----------
 Capital (deficit) at
      October 1, 1993                     $(134,337)   $4,478,891   $4,344,554

 Distribution to limited partners                  -  (2,750,000)  (2,750,000)

 Net earnings                                  9,496      940,074      949,570
                                          ----------  -----------  -----------

 Capital (deficit) at
      September 30, 1994                   (124,841)    2,668,965    2,544,124

 Net loss                                    (1,469)    (145,426)    (146,895)
                                          ----------  -----------  -----------

 Capital (deficit) at
      September 30, 1995                   (126,310)    2,523,539    2,397,229

 Distribution to limited partners                  -    (999,900)    (999,900)

 Net earnings                                 12,441    1,231,661    1,244,102
                                          ----------  -----------  -----------

 Capital (deficit) at September 30, 1996  $(113,869)  $ 2,755,300  $ 2,641,431
                                          ==========  ===========  ===========


See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                 Years ended September 30, 1996, 1995 and 1994


                                                                      1996         1995         1994
                                                                   -----------  ----------   -----------
Cash flows from operating activities:
 Net earnings (loss)                                              $  1,244,102   $(146,895)   $  949,570
    Adjustments to reconcile
    net earnings (loss)
    to net cash provided (used) by
    operating activities:
       Depreciation and amortization                                   398,755      566,109     1,011,424
       Gain on sale of real estate
        investments                                                (1,329,705)            -   (1,441,887)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable and other assets       97,399       42,186      (26,670)
      (Increase) decrease in property tax and
       other escrow deposits                                           111,511     (23,193)       (2,513)
      Increase (decrease) in payable to
       managing general partner
       relating to operations                                        (914,384)       92,977     (618,152)
      Decrease in accounts payable
       and accrued expenses                                           (25,863)     (13,307)     (135,110)
      Decrease in property taxes payable                             (119,664)        (344)      (74,205)
      Decrease in tenants' deposits                                   (31,194)      (7,177)      (36,041)
      Decrease in unearned rental income                              (14,172)      (2,949)      (23,025)
      Decrease in accrued interest payable                            (33,195)        (157)         (488)
                                                                   -----------   ----------   -----------
Net cash provided (used) by
  operating activities                                               (616,410)      507,250     (397,097)
                                                                   -----------   ----------   -----------

Cash flows from investing activities:
      Additions to real estate investments                           (113,257)    (113,549)     (196,960)
      Deferred leasing costs                                          (59,273)     (12,724)     (167,729)
      Net proceeds from sale of real
       estate investments                                            6,053,468           -     11,658,327
      Cash loss relating to foreclosing of
       SouthCenter Plaza                                                     -           -       (11,674)
                                                                   -----------  ----------    -----------
Net cash provided (used) by investing activities                     5,880,938   (126,273)     11,281,964
                                                                   -----------  ----------    -----------

Cash flows from financing activities:
    Advances from (payments to)
     managing general partner                                         (10,684)      33,645       (30,900)
    Payments of mortgage principal                                 (3,852,733)   (194,912)    (7,762,052)
    (Increase) decrease in debt issuance costs                           2,726    (78,398)      (128,594)
    Distributions to limited partners                                (999,900)           -    (2,750,000)
                                                                   -----------  ----------    -----------
Net cash provided (used) by
  financing activities                                             (4,860,591)   (239,665)    (10,671,546)
                                                                   -----------  ----------    -----------

Net increase in cash and equivalents                                   403,937     141,312        213,321

Cash and cash equivalents at beginning of year                         836,140     694,828        481,507
                                                                   -----------  ----------    -----------
Cash and cash equivalents at end of year                           $ 1,240,077  $  836,140    $   694,828
                                                                   ===========  ==========    ===========

Supplemental disclosure of cash flow information:
    Interest paid in cash during the year                          $  537,454   $ 736,630     $ 1,349,719
                                                                   ==========   =========     ===========


See  accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994




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

      Environmental Remediation Liabilities
      Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs of site clean-up are recorded in the amount of the cash payments made or for future estimated costs for that site when fixed or reliably determinable based upon information derived from the remediation plan for that site. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related environmental liability.

      In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 will be adopted by the Partnership during fiscal 1997 and will require, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994



      respect to the measurement of the remediation liabilities. Such accounting is consistent with the Partnership's current method of accounting for environmental remediation costs and therefore, adoption of this new Statement will not have a material impact on the Partnership's financial position, results of operations, or liquidity.

      Deferred Leasing Costs
      Costs associated with the leasing of the Partnership's shopping center are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

      Financial Instruments
      The fair value of the Partnership's financial instruments approximate their carrying values due to the short maturities of those instruments or due to the interest rates of those instruments approximating interest rates for similar issues.

      Income Taxes
      No provision has been made for federal income taxes, as the taxable income (loss) is reported by the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes, primarily depreciation and debt discount.

      A reconciliation of net earnings (loss) per the accompanying financial statements and Partnership's tax return is shown in the table below. Results of operations for the year ended September 30, 1996 as shown in the financial statements is actual. However, the Partnership's tax return for December 31, 1996 has not been prepared; therefore, the reconciling items for 1996 are estimates by management.


                                                   1996          1995         1994
                                                ----------    -----------   ---------
                                                             (unaudited)
Net earnings (loss) per financial statements    $1,244,102   $(146,895)    $  949,570
Fiscal to calendar year net difference              96,949        6,343       143,901
Tax depreciation in excess of depreciation
 for financial statement purposes                 (225,000)   (288,639)     (655,164)
Debt discount amortization not deducted for
 tax purposes                                        3,000        2,594        64,851
Rental revenue reported in different years
 for tax and financial statement purposes           (2,000)      14,573       (2,520)
Environmental costs not deducted for
 tax purposes                                          -0-          -0-      (11,030)
Difference in net gain on sale of real estate
 investments for tax and financial statements    2,000,000    1,233,006     3,370,263
                                                ----------   ----------    ----------
Net earnings (loss) for income tax purposes     $3,117,051   $  820,982     3,859,871
                                                ==========   ==========    ==========

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994




      Real Estate Investments
      Properties held for sale are recorded at the lower of cost or fair value based upon independent appraised values less estimated selling costs.

      Buildings and improvements are depreciated using the straight-line method over an estimated useful life of 30 years. Equipment and furnishings are depreciated using the straight-line method over an estimated useful life of 5 years. Renewals and betterment's are capitalized, and repairs and maintenance are charged to operations as incurred.

      Cash and Cash Equivalents
      For purposes of the Statement of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following as of September 30:


                                        1996           1995
                                     ----------     ---------
      Money market fund              $1,120,644      $721,050
      Operating cash                    119,433       115,090
                                     ----------      --------
      Cash and cash equivalents      $1,240,077      $836,140
                                     ==========      ========


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

      Use of Estimates
      Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Reclassification
      Certain prior year amounts have been reclassified to conform with fiscal 1996 financial statement presentation.

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994





      of the related real estate investment property, thereby resulting in a reduction of depreciation expense over the life of the assets.

      As of September 30, 1996, the fair value of the Partnership's properties held for sale exceeds cost, based upon independent appraised values or preliminary offers to purchase the properties less estimated selling costs.

      The cost of the Partnership's real estate investments and related accumulated depreciation, debt discount and allowance for loss are as follows:

                               September 30, 1996


      Property            Land and       Buildings and
      held for sale     improvements     improvements        Total
      -------------     ------------     -------------       -----
      Venetian Square     $1,802,853      $6,968,248       $ 8,771,101

      Less discount on
       related debt        (167,901)       (610,506)         (778,407)
                          ----------     -----------       -----------
                           1,634,952       6,357,742         7,992,694
      Less accumulated
       depreciation         (43,591)     (2,556,357)       (2,599,948)
                          ----------     -----------       -----------
                          $1,591,361     $ 3,801,385       $ 5,392,746
                          ==========     ===========       ===========



                               September 30, 1995


                           Land and     Buildings and   Equipment and                   Less discount   Property balance,
                         improvements   improvements     furnishings      Total        on related debt   net of discount
                        ------------   -------------   -------------  -------------   ---------------  ------------------
      La Risa Apts       $1,620,095       5,277,131        761,940        7,659,166        (414,111)          7,245,055
      Venetian Square     1,802,853       6,884,724              -        8,687,577        (778,407)          7,909,170
                         ----------     -----------      ---------       -----------       ---------         ----------
                          3,422,948      12,161,855        761,940       16,346,743      (1,192,518)         15,154,225
                         ----------     -----------      ---------      -----------      ===========         ==========
      Less discount on
       related debt       (266,170)       (915,373)       (10,975)      (1,192,518)
                         ----------     -----------      ---------      -----------
                          3,156,778      11,246,482        750,965       15,154,225
                         ----------     -----------      ---------      -----------
      Less accumulated
       depreciation        (42,470)     (4,277,520)      (513,763)      (4,833,753)
                         ----------     -----------      ---------      -----------
                         $3,114,308      6,968,962         237,202       10,320,472
                         ==========     ==========       =========       ==========


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

      The net proceeds to the Partnership, before proration of operating income and expenses related to the property, were as follows:

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994

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
                                                                       -----------
                                                                       $ 2,416,693
                                                                       ===========

The Partnership recorded a net gain on sale of real estate investment of $1,329,705 related to this transaction, resulting from the excess of the net sales proceeds over the Partnership's net carrying value of La Risa.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994

(3) Mortgages Payable

      Mortgages payable at September 30 are secured by real estate investment properties and are comprised of the following:


1996:
-----
                             Unamortized     Balance
                                debt          net of    Interest      Monthly       Due
Property         Principal    discount       discount     rate        payment       date
---------------  ----------   --------      ---------   --------      -------       -----
Venetian Square
  First          $3,285,221         -       3,285,221    10.50%        39,098       10/97 (e)
  Second             22,989    (4,525)         18,464     6.75% (c)     1,062 (d)    4/98
                 ----------   -------       ---------
                 $3,308,210    (4,525)      3,303,685
                 ----------   -------       ---------



1995:
-----
                             Unamortized     Balance
                                debt          net of    Interest      Monthly       Due
Property         Principal    discount       discount     rate        payment       date
---------------  ----------   --------      ----------  --------      -------       -----
LaRisa           $3,682,141         -       3,682,141    10.625%       35,698        1/96 (b)

Venetian Square

  First           3,445,069         -       3,445,069    10.50%        39,098       10/97 (e)
  Second             33,733    (7,162) (a)     26,571     6.75% (c)     1,144 (d)    4/98
                 ----------   -------       ---------
                 $7,160,943    (7,162)      7,153,781
                 ----------   -------       ---------


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

The fair value of the mortgages attributable to the Partnership is estimated to be approximated by its carrying value.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                      September 30, 1996, 1995 and 1994




      Aggregate maturities of principal payments for the five fiscal years ending September 30, 2001 and thereafter are as follows:


      1997        $  171,173
      1998         3,137,037
      1999                 -
      2000                 -
      2001                 -
      Thereafter           -
                  ----------
                  $3,308,210
                  ==========

      For additional discussion of the Partnership's mortgages payable refer to note 6.

(4)   Transactions with Related Parties

      BPL is the Managing Agent of the Partnership and is paid an annual fee for its services. The annual fee is comprised of a property management fee and a deferred acquisition fee. The property management fee is equal to 5% of gross receipts from the Properties, less management fees paid to others. The property management fee earned by BPL amounted to $6,255, $15,734 and $38,635 for the years ended September 30, 1996, 1995, and 1994, respectively. The deferred acquisition fee is an annual fee equal to the sum of 2% of average daily invested capital plus 1/2 of 1% of average daily liquid capital, as defined. The deferred acquisition fee is payable for a maximum of 15 years and is limited in the aggregate to payments having a discounted value equal to 14% of gross limited partner capital contributions. Payments made over the 15-year period will be discounted at 10% per year from the date of payment to May 2, 1983 in determining whether the limit has been reached. Payments are limited in the aggregate to $3,080,000. Since inception, the total discounted deferred acquisition fee earned by the Managing General Partner is approximately $2,329,000. The annual deferred acquisition fee earned by BPL amounted to $104,335, $140,364 and $230,978 for the years ended September 30, 1996, 1995, and 1994, respectively.

      The Partnership also reimburses BPL for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due to BPL for such reimbursements for the years ended September 30, 1996, 1995, and 1994 amounted to $22,940, $30,795 and $30,588, respectively.

                      BOETTCHER WESTERN PROPERTIES III LTD
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994




(5)  Future Rental Income
     Aggregate base rental income relating to long-term noncancelable leases for the Venetian Square Shopping Center for the five fiscal years ending September 30, 2001 and thereafter is as follows:


     1997         $  781,920
     1998            626,347
     1999            528,910
     2000            469,263
     2001            431,272
     Thereafter    1,015,220
                  ----------
                  $3,852,932
                  ==========

(6)  Liquidity and Debt Maturities

     The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of September 30, 1996, the Partnership had cash reserves of $1,240,077, while the required minimum amount was $660,000.

     During fiscal 1996, the payable to managing general partner decreased $925,068 to a total of $602,323 as of September 30, 1996. This decrease is the result of the accrual of fees and reimbursements earned by the Managing General Partner in fiscal 1996 and cash advances received from the Managing General Partner during fiscal 1996 totaling $133,530 and $141,402, respectively, and payments to the Managing General Partner of $1,200,000, primarily from the proceeds of the sale of LaRisa Apartments. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1997, if any, to maintain the minimum required cash reserves, as necessary, including any additional reserves to cover remediation costs at Venetian Square Shopping Center. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner.

     The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1997. However, there can be no assurances that the Partnership will sell such Property in 1997. As of September 30, 1996 and 1995, the remaining real estate investments are classified as properties held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for the Remaining Property. The Managing General Partner believes that this sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, this sale transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994


      Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination of the property. The Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of Venetian, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership and then to make a final distribution to limited partners.

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

(7)   Environmental Remediation Costs

      From approximately 1979 through 1990 a card-lock fueling station had been operated on a parcel of land adjacent to and a part of Venetian Square Shopping Center. In 1990, operation of the fueling station ceased, and in fiscal 1991 the Partnership determined that it would be permanently closed. In compliance with the California and San Joaquin County environmental regulatory requirements, the Partnership contracted with an environmental engineering firm to perform Phase I and Phase II environmental site assessments on this specific parcel of land. The results of those site assessments suggested that the site may contain petroleum contaminants. In fiscal 1992, the Partnership contracted for the excavation and removal of the three underground fuel storage tanks located on this parcel of land. Upon excavation and removal of those underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership retained California legal counsel and contracted with an environmental engineering firm (EEF) to perform further site analysis and to determine the proximate cause and extent of any contaminants. In the first quarter of fiscal 1993, the Partnership received the Preliminary Site Assessment report (the PSA) from the EEF detailing the results of its Phase II soil and groundwater sampling and analysis, as well as the EEF's recommendation for further action. In working with the San Joaquin County Public Health Services/Environmental Health Division (San Joaquin), the Partnership received approval to proceed with quarterly groundwater monitoring of the site for a term of one year which was completed as of December 31, 1993. An Evaluation of Remedial Alternatives For Petroleum Hydrocarbon Impacted Soil (the Report) was submitted to San Joaquin for further review and comments. San Joaquin notified the Partnership that the remedial alternative consisting primarily of soil vapor extraction complies with regulatory requirements and requested that the Partnership submit a work plan to the regulatory

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994



      agency which will include the proposed actions and proposed schedule for implementation and operation of the soil vapor extraction system. However, the Partnership has been advised that groundwater contamination has also occurred and the Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $300,000 to date in connection with the remediation program and since fiscal 1993 has maintained an accrual of approximately $250,000 as a provision for possible additional remediation expenses. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. The estimate of costs and their timing of payment could change as a result of (1) changes to a remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. As a result of these factors, it is not possible for the Partnership to reasonably estimate the amount by which remediation costs may exceed amounts that the Partnership has accrued. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The Partnership does not have directors or executive officers. The general partner of the Partnership's Managing General Partner and Associate General Partner is BPL Holdings, Inc. (BPL Holdings), a Delaware corporation. During fiscal 1995, the ultimate parent company of BPL Holdings (Kemper Securities Holdings, Inc.) experienced a change in ownership, whereby it became a wholly-owned subsidiary of EVEREN Capital Corporation and changed its name to EVEREN Securities Holdings, Inc. (ESHI). EVEREN Securities, Inc. is a wholly-owned subsidiary of ESHI. These changes had no impact on the day-to-day
operations of BPL Holdings.   The following is a list of the directors and
officers of BPL Holdings.

                   Present Position and Principal Occupation and Affiliation
Name and Age       During the Last 5 years or More

Janet L. Reali     Director, President and Principal Executive Officer of BPL
                   Holdings, Inc.
Age:  45           Ms. Reali was elected Executive Vice President and Secretary of EVEREN Capital Corporation in May 1995.  Since December
                   1993 she has been Executive Vice President, Corporate
                   Counsel and Corporate Secretary of EVEREN Securities, Inc.
                   She was became a Director and the President of BPL Holdings, Inc. in May 1995. She was Senior Vice President and
                   Associate General Counsel of EVEREN Securities, Inc. from
                   July 1991 to December 1993.  Before joining EVEREN
                   Securities, Inc. she was a partner in the Chicago law firm of Keck, Mahin & Cate.

Stanley R. Fallis  Director of BPL Holdings, Inc.
Age: 55 Mr. Fallis graduated from the University of Idaho with a BS degree in accounting. Mr. Fallis also obtained an MBA degree from the University of Utah. Mr. Fallis is a Certified Public Accountant and practiced public accounting for six years. Mr. Fallis has been associated with Boettcher & Co. for 18 years and is currently Senior Executive Vice President and Chief Financial Officer as well as Director of Administration of EVEREN Securities, Inc.

Daniel D. Williams            Director and Vice President of BPL Holdings, Inc.
Age: 45                       Mr. Williams became a Director and Vice President
                              of BPL Holdings, Inc. in May 1995. Mr. Williams was elected Senior Executive Vice President,
                              Treasurer and Chief Financial Officer of
                              EVEREN Capital Corporation in May 1995.  Since
                              April 1995 he has been Senior Executive Vice
                              President and Chief Financial Officer of EVEREN
                              Securities, Inc.  From January 1994 to April
                              1995, Mr. Williams was Executive Vice President and Director of Finance and Administration and from January 1991 to January 1994 he was Senior
                              Vice President and Director of Accounting of
                              EVEREN Securities, Inc.  Prior thereto, he was
                              Executive Vice President, Treasurer and Chief
                              Financial Officer of Boettcher & Co.

Kelly J. Stradinger           Vice President and Secretary of BPL Holdings, Inc.
Age: 37                       Mr. Stradinger joined BPL in 1983 as Assistant
                              Controller for the syndicated public real estate partnerships. Mr. Stradinger is currently in charge of asset management for all syndicated partnerships where BPL or an affiliate is the general partner. He is also a Vice President of EVEREN Securities, Inc. and Director of Leasing for the facilities management department. Mr.
                              Stradinger graduated from Western Michigan
                              University with a Bachelor of Business
                              Administration in Accounting and successfully completed the Certified Public Accountant exam.

Thomas M. Mansheim            Director and Treasurer of BPL Holdings, Inc.
                              (Principal Financial and Accounting Officer of the
                              Partnership)
Age: 39                       Mr. Mansheim joined BPL in 1984 and is currently
                              a Senior Vice President with EVEREN Securities,
                              Inc. He became a Director and and the Treasurer of BPL Holdings, Inc. Mr. Mansheim is a
                              Certified Public Accountant and from 1980 to
                              1984 was employed with KPMG Peat Marwick.  Mr.
                              Mansheim graduated from the University of Colorado with a Bachelor of Science degree in business administration.


There is no family relationship among the officers or directors of BPL Holdings or any of its affiliates.

Item 11. EXECUTIVE COMPENSATION

     The Partnership, as an entity, does not have any directors or executive officers. The information required by Item 402 of Regulation S-K relating to amounts owed by the Partnership to the Managing General Partner and its affiliates for services rendered during the fiscal year ended September 30, 1996 is presented below. Reference is also made to Note 4 to Financial Statements as contained in Item 8 of this report for a description of related parties.



                                                                                      Total
                          Capacities in Which              Cash          Deferral     Fees
Name of Entity        Compensation was Earned              Paid (a)       of Fees    Earned
-----------------     -----------------------             -------        --------    -------
Boettcher
 Properties, Ltd.     Deferred Acquisition Fee            $     -        104,335     104,335

Boettcher
 Properties, Ltd.     Property Management Fee             $ 5,027          1,228       6,255

Boettcher             Reimbursement of direct general
 Properties, Ltd.      and administrative expenses        $14,300          8,640      22,940


(a) During the fiscal year ended September 30, 1996, the Partnership made cash payments to the Managing General Partner totaling $1,200,000 which were applied as follows:


                                        Current     Prior
                                          Year      Years       Total
                                        --------  ----------  ----------
Deferred acquisition fee                $      -  $  990,406  $  990,406
Property management fee                    5,027      15,033      20,060
Reimbursement of direct general
 and administrative expenses              14,300      23,148      37,448
Repayment of cash advances               118,441      33,645     152,086
                                        --------  ----------  ----------
                                        $137,768  $1,062,232  $1,200,000
                                        ========  ==========  ==========


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

         The Partnership has a Management Agreement with the Managing General Partner pursuant to which the Managing General Partner is responsible for performing the day-to-day investment and administrative operations of the Partnership and supervising the management and operation of the Partnership's properties. For such services and for services rendered in connection with the acquisition of the Partnership's properties, the Managing General Partner is entitled to receive annual fees comprised of a Deferred Acquisition Fee and a Property Management Fee as more fully discussed in Note 4 to the Financial Statements as contained in Item 8 of this report. The Managing General Partner earns such fees for services provided to the Partnership pursuant to the Management Agreement and not by reason of its Partnership interest. The Managing General Partner earned a Deferred Acquisition Fee of $104,335 and a Property Management Fee of $6,255 for the fiscal year ended September 30, 1996.

         Pursuant to the Partnership Agreement, the Managing General Partner may be reimbursed by the Partnership for certain of its costs, including reimbursements for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications and legal services to the Partnership, and the maintenance and repair of data processing equipment used for or by the Partnership. Pursuant to such provision, for services provided during the fiscal year ended September 30, 1996, the Managing General Partner is entitled to receive reimbursements aggregating $22,940.

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


                     The following Financial Statements of the Partnership are included herein:

                     Independent Auditors' Report

                     Balance Sheets - September 30, 1996 and 1995

                     Statements of Operations
                     Years ended September 30, 1996, 1995 and 1994

                     Statements of Partners' Capital (Deficit)
                     Years ended September 30, 1996, 1995 and 1994

                     Statements of Cash Flows
                     Years ended September 30, 1996, 1995 and 1994

                     Notes to Financial Statements

               (2)   Financial Statement Schedule

                     Independent Auditor's Report

                     Schedule-III Real Estate and Accumulated Depreciation as of September 30, 1996

                     Schedules, other than the one listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year covered by this report.

     (c) Exhibits


         Number  Exhibit
         4       Limited Partnership Agreement of Registrant(1)

         10.1    Management Agreement (1)

         10.2    La Risa Apartments Purchase and Sale Agreement (2)

         10.3    Venetian Square Shopping Center Purchase and
                 Sale Agreement (2)

         10.4    Southcenter Office Building Purchase and Sale
                 Agreement (2)

         10.5    La Paz Apartments Purchase and Sale Agreement (3)

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

             Number   Exhibit

             10.17 First Amendment to Purchase and Sale Agreements for Los Compadres, La Paz and Maryland Villa Apartments dated February 18, 1994 (6)

             10.18 Loan extension agreement for Venetian Square Shopping Center dated October 24, 1995 (8)

             27       Financial Data Schedule

             28.1 Complaint for Judicial Foreclosure of Mortgage Dated May 27, 1993 (4)

             28.2     Motion for Appointment of Receiver Dated May
                      27, 1993 ( 4)

             28.3     Objection to Order to Show Cause Dated June 3,
                      1993 (4)

             28.4 Order Appointing Receiver in Aid of Foreclosure Dated June 7, 1993(4)

             28.5 Motion for Order of Default, Order of Summary Judgment, and Entry of Judgment of Foreclosure of Mortgage Dated August 10, 1993 (5)

             28.6 Second Extension and Modification Agreement dated December 28, 1994 (7)

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

             (4) Incorporated by reference to Registrant's Report on Form 8-K dated June 7, 1993.

             (5) Incorporated by reference to Registrant's Report on Form 10-K dated September 30, 1993.

             (6) Incorporated by reference to Registrant's Report on Form 8-K dated February 18, 1994.

             (7) Incorporated by reference to Registrant's Report on Form 10-Q dated February 13, 1995.

             (8) Incorporated by reference to Registrant's Report of Form 10-Q dated February 14, 1996.

                          INDEPENDENT AUDITORS' REPORT

THE PARTNERS
BOETTCHER WESTERN PROPERTIES III LTD.:

Under date of December 16, 1996, we reported on the balance sheets of Boettcher Western Properties III Ltd. (a limited partnership) as of September 30, 1996 and 1995, and the related statements of operations, partners' capital (deficit), and cash flows for each of the years in the three-year period ended September 30, 1996, as contained in the Partnership's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule III - Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG PEAT MARWICK LLP

Denver, Colorado
December 16, 1996

                   BOETTCHER WESTERN PROPERTIES III, LTD.
                           (A Limited Partnership)
            SCHEDULE III - Real Estate and Accumulated Depreciation
                             September 30, 1996

                                                                                                   Costs capitalized
PROPERTIES                                           Initial cost (a) and (b)                   Subsequent to acquisition
------------------------------------------------------------------------------------------------------------------------------------
                                            Land and       Buildings       Equipment    Land and      Buildings       Equipment
                              Mortgage      improve-         and             and        improve-         and             and
                             Payable (b)     ments        Improvements    Furnishings     ments      Improvements    Furnishings
------------------------------------------------------------------------------------------------------------------------------------
    APARTMENTS:
La Risa  (c)
   San Antonio, Texas        $        -     1,521,826     4,972,263        750,966            -         29,733              -

  SHOPPING CENTER:
Venetian Square
   Stockton, California       3,303,685     1,591,361     6,274,218              -       43,591         83,524              -
                              ----------    ---------    ----------       --------      -------       --------          -----
Balances at
  September 30, 1996         $3,303,685     3,113,187    11,246,481        750,966       43,591        113,257              0
                              =========     =========    ==========       ========      =======       ========          =====
                                      Gross amount at close
PROPERTIES                            of period (a) and (b)
------------------------------------------------------------------------------------------------------------------------------------
                              Land and      Buildings       Equipment                                   Date of     Date of
                              improve-         and            and                      Accumulated      construc-   acquisi-
                               ments       Improvements    Furnishings     Total       depreciation      tion        tion
------------------------------------------------------------------------------------------------------------------------------------
    APARTMENTS:
La Risa  (c)
   San Antonio, Texas         1,521,826     5,001,996       750,966       7,274,788     (2,551,025)      1972      18-Oct-83

  SHOPPING CENTER:
Venetian Square
   Stockton, California       1,634,952     6,357,742             -       7,992,694     (2,599,948)      1979      09-Dec-83
                             ----------    ----------      --------      ----------     ----------
Balances at
  September 30, 1996          3,156,778    11,359,737       750,966      15,267,482     (5,150,974)
                             ==========    ==========      ========      ==========     ==========

                                              Life on which
PROPERTIES                                depr. is computed
-----------------------------------------------------------
                                 Buildings       Equipment
                                    and            and
                                Improvements    Furnishings
-----------------------------------------------------------
    APARTMENTS:
La Risa  (c)
   San Antonio, Texas              30 years        5 years

  SHOPPING CENTER:
Venetian Square
   Stockton, California            30 years        5 years

Balances at
  September 30, 1996

Notes:
  (a) La Risa and Venetian Square were purchased during the period ended September 30, 1984.

  (b) Net of debt discount.

  (c) La Risa was sold on February 29, 1996.

  (d) Reconciliation of the total amount at which real estate was carried:


                                                                              Balance at September 30,
                                                                              ------------------------
                                                                         1996                         1995
                                                                         ----                         ----
 Balance at beginning of period . . . . . . . . . . . . . . . . . . .  $15,154,225               $15,040,676
   Additions during period:
     Acquistions through foreclosure . . . . . . . . .         0                          0
     Other acquisitions. . . . . . . . . . . . . . . .         0                          0
     Improvements, etc.. . . . . . . . . . . . . . . . $ 113,257                   $113,549
     Other (describe). . . . . . . . . . . . . . . . .         0                          0
                                                       ---------                   --------
                                                                          113,257                    113,549
                                                                       ----------                 ----------
                                                                       15,267,482                 15,154,225
   Deductions during period:
     Cost of real estate sold. . . . . . . . . . . . . 7,274,788                          0
     Other (describe). . . . . . . . . . . . . . . . .         0                          0
                                                       ---------                   --------
                                                                        7,274,788                          0
                                                                       ----------                 ----------

 Balance at close of period. . . . . . . . . . . . . .                 $7,992,694                $15,154,225
                                                                       ==========                ===========

  (d) Reconciliation (continued)
       Reconciliation of the total amount of accumulated depreciation:
                                                                              Balance at September 30,
                                                                              ------------------------
                                                                         1996                         1995
                                                                         ----                         ----
 Balance at beginning of period . . . . . . . . . . . . . . . . . . . ($4,833,753)               ($4,382,580)
  Additions during period:
    Depreciation expense . . . . . . . . . . . . . . . ($317,221)                 ($451,173)
    Other (describe) . . . . . . . . . . . . . . . . .         0                          0
                                                       ---------                   --------
                                                                         (317,221)                  (451,173)
                                                                       ----------                 ----------
                                                                       (5,150,974)                (4,833,753)

 Deductions during period:
  Cost of real estate sold. . . . . . . . . . . . . . (2,551,025)                        0
  Other (describe). . . . . . . . . . . . . . . . . .          0                         0
                                                       ---------                   --------
                                                                       (2,551,025)                         0
                                                                       ----------                 ----------
 Balance at close of period. . . . . . . . . . . . . . . . . . . . . .($2,599,948)               ($4,833,753)
                                                                       ==========                ===========

(e) No item of real estate investment has been written down or reserved against.

(f) The aggregate cost for Federal income tax purposes at September 30, 1996 is $9,124,075.

(g) No intercompany profits are included in the total of column E.

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

                             BOETTCHER WESTERN PROPERTIES III LTD.
                                       (Registrant)

                             By:  Boettcher Properties, Ltd.,
                                   Managing General Partner

                                  By:  BPL Holdings, Inc.,
                                        General Partner

                                       By:  /s/Thomas M. Mansheim
                                            ---------------------
                                            Treasurer

                                            Dated:  December 27, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Directors of the corporate general partner of the Registrant's Managing General Partner) on the 27th day of December, 1996 in the capacities indicated below.

Name                           Capacities
----                           ----------

JANET L. REALI                 Director and President of BPL Holdings, Inc.;
                               Principal Executive Officer of the
                               Partnership


By:  /s/Janet L. Reali         Dated:  December 27, 1996
     ------------------
     Janet L. Reali


DANIEL D. WILLIAMS             Director and Vice President of BPL Holdings,
                               Inc.


By:  /s/Daniel D. Williams     Dated:  December 27, 1996
     ---------------------
     Daniel D. Williams


THOMAS M. MANSHEIM             Director and Treasurer of BPL Holdings, Inc.;
                               Principal Financial and Accounting Officer of the Partnership

By:  /s/Thomas M. Mansheim     Dated:  December 27, 1996
     ---------------------
     Thomas M. Mansheim

     No annual report or proxy material has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the limited partners.