Form 10-Q
period 1996-12-31
BOETTCHER WESTERN PROPERTIES III LTD
filed 1997-02-14
CIK 716822

                                                            Total # of Pages: 17

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       December 31, 1996 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________



Commission File Number           0-11502
                      ----------------------------------------------------------

                     BOETTCHER WESTERN PROPERTIES III LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                COLORADO                                         84-0911344
----------------------------------------                    --------------------
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


          77 West Wacker Drive
           Chicago, Illinois                                       60601
----------------------------------------                    --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)



Registrant's telephone number, including area code     (312) 574-6000
                                                   -----------------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I.          Financial Information

Item 1.          Financial Statements (unaudited)

                 Balance Sheets -
                   December 31, 1996 and September 30, 1996                   3

                 Statements of Operations -
                    Three months ended December 31, 1996 and 1995             4

                 Statement of Partners' Capital -
                    Three months ended December 31, 1996                      5

                 Statements of Cash Flows -
                    Three months ended December 31, 1996 and 1995             6

                 Notes to Financial Statements                                7



Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               12

PART III.        Other Information

Item 6.          Exhibits and Reports on Form 8-K                            16

SIGNATURE                                                                    17

PART 1.  Financial Information
Item 1:Financial Statements



                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                                 December 31,  September 30,
                                                     1996          1996
                                                 ------------  -------------
       Assets
       ------
    Real estate investments:
       Properties held for sale at cost          $  8,771,101  $   8,771,101
       Less discount on related debt                 (778,407)      (778,407)
                                                 ------------  -------------
                                                    7,992,694      7,992,694
       Less accumulated depreciation               (2,652,929)    (2,599,948)
                                                 ------------  -------------
                                                    5,339,765      5,392,746

    Cash and cash equivalents at cost, which
       approximates market value                    1,287,074      1,240,077
    Accounts receivable and other assets               95,641         90,146
    Debt issuance costs, net of accumulated
       amortization of $36,855 and $33,446,
       respectively                                    10,228         13,637
    Deferred leasing costs, net of accumulated
       amortization of $473,058 and $464,022,
       respectively                                   167,806        174,013
                                                 ------------  -------------

                                                 $  6,900,514  $   6,910,619
                                                 ============  =============
      Liabilities and Partners' Capital
      ---------------------------------
    Mortgages payable, net of unamortized debt
       discount of $3,857 and $4,525,
       respectively                              $  3,273,811   $  3,303,685
    Payable to managing general partner               654,035        602,323
    Accounts payable and accrued expenses             279,177        296,557
    Property taxes payable                                  -         21,238
    Tenants' deposits                                  39,339         39,339
    Unearned rental income                              3,195          5,556
    Accrued interest payable                                -            490
                                                 ------------  -------------

          Total liabilities                         4,249,557      4,269,188
                                                 ------------  -------------

    Commitments and contingencies

    Partners' capital (deficit)
       General partners                              (113,774)      (113,869)
       Limited partners                             2,764,731      2,755,300
                                                 ------------  -------------

          Total partners' capital                   2,650,957      2,641,431
                                                 ------------  -------------

                                                 $  6,900,514  $   6,910,619
                                                 ============  =============

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Operations
                 Three Months Ended December 31, 1996 and 1995
                                  (Unaudited)



                                                           Three Months Ended
                                                           --------------------
                                                              1996       1995
                                                           ---------  ---------
Revenue:
  Rental income                                            $ 206,920  $ 517,215
  Tenant reimbursements for
     common area charges,
     insurance and taxes                                      75,329     82,820
  Other income                                                29,955     18,324
                                                           ---------  ---------

                                                             312,204    618,359
                                                           ---------  ---------

Expenses:
  Interest, including amortization of debt
     discount and debt issuance costs                         96,728    189,767
  Depreciation                                                52,981    116,135
  Property taxes                                              21,844     62,458
  Fees and reimbursements to
     managing general partner                                 25,744     44,636
  Other management fees                                       12,391     28,850
  Salaries of on-site property managers                            -     31,475
  Repairs and maintenance                                     38,227     51,355
  Utilities                                                   10,409     34,852
  Other administrative                                        40,480     63,085
  Environmental costs                                          3,874      3,901
                                                           ---------  ---------

                                                             302,678    626,514
                                                           ---------  ---------

     Net income (loss)                                     $   9,526  $  (8,155)
                                                           =========  =========




Net income (loss) per limited partnership unit, using the
  weighted average number of limited partnership units
  outstanding of 22,000                                         $.43     $(.37)
                                                           =========  =========



See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital
                      Three Months ended December 31, 1996
                                  (Unaudited)




                                                                     Total
                                             General     Limited   Partners'
                                             Partners   Partners    Capital
                                            ----------  ---------  ---------

    Capital (deficit) at October 1, 1996    $(113,869)  2,755,300  2,641,431

    Net income for the three months
     ended December 31, 1996                        95      9,431      9,526
                                            ----------  ---------  ---------

    Capital (deficit) at December 31, 1996  $(113,774)  2,764,731  2,650,957
                                            ==========  =========  =========




See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                 Three Months Ended December 31, 1996 and 1995
                                  (Unaudited)

                                                              Three Months Ended
                                                                  December 31,
                                                             ---------------------
                                                                1996       1995
                                                             ----------  ---------
Cash flows from operating activities:
  Net income (loss)                                          $    9,526  $  (8,155)
  Adjustments to reconcile net income (loss) to
     net cash used by operating
     activities:
       Depreciation and amortization                             66,095    136,655
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable
       and other assets                                         (5,495)      6,613
     Decrease in property tax
       and other escrow deposits                                      -     77,329
     Increase (decrease) in payable to managing general
       partner                                                   51,712   (112,631)
     Decrease in property taxes payable                         (21,238)  (108,002)
     Increase (decrease) in tenants' deposits                         -      7,956
     Decrease in accrued interest payable                          (490)       (27)
     Decrease in unearned rental income                          (2,361)   (16,004)
     Decrease in accounts payable and
       other liabilities                                        (17,380)   (34,149)
                                                             ----------  ---------
        Net cash provided by (used by) operating activities      80,369    (50,415)
                                                             ----------  ---------

Cash flows used in investing activities:
  Additions to real estate investments                                -    (18,014)
  Increase in deferred leasing costs                             (2,829)   (26,774)
                                                             ----------  ---------
        Net cash used in investing activities                    (2,829)   (44,788)
                                                             ----------  ---------

Cash flows used in financing activities-
  Reductions in mortgage principal                              (30,543)   (82,328)
                                                             ----------  ---------

Net increase (decrease in) cash and
  cash equivalents                                               46,997   (177,531)

Cash and cash equivalents at September 30                     1,240,077    836,140
                                                             ----------  ---------

Cash and cash equivalents at December 31                     $1,287,074  $ 658,609
                                                             ==========  =========

Supplemental disclosure of cash flow information:
  Interest paid in cash during the period                    $   92,651  $ 179,742
                                                             ==========  =========


See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued
                               December 31, 1996
                                  (Unaudited)



(1) Financial Statement Adjustments and Footnote Disclosure

    The accompanying financial statements are unaudited. However, Boettcher Properties, Ltd. (BPL), the Managing General Partner of Boettcher Western Properties III Ltd. (the Partnership), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The Managing General Partner believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Western Properties III Ltd. September 30, 1996 Annual Report.

(2) Significant Accounting Principles

    Deferred Leasing Costs
    Costs associated with the leasing of the Partnership's shopping center are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

    Environmental Remediation Liabilities
    Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonable estimated. The costs of site clean-up are recorded in the amount of the cash payments made or for future estimated costs for that site when fixed or reliably determinable based upon information derived from the remediation plan for that site. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related environmental liability.

    In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 will be adopted by the Partnership during fiscal 1997 and will require, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Partnership's current method of accounting for environmental remediation costs and therefore, adoption of this new Statement will not have a material impact on the Partnership's financial position, results of operations, or liquidity.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued
                               December 31, 1996
                                  (Unaudited)



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

    Debt Discount and Debt Issuance Costs
    Costs incurred in arranging financing, such as loan origination fees, commitment fees and extension fees, are deferred and amortized using the level-interest-yield method over the term of the related debt or the extension period.

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

    Statements of Cash Flows
    For purposes of the Statements of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following at December 31:


                                                1996      1995
                                             ----------  --------

              Money Market                   $1,220,842  $564,606
              Operating Cash                     66,232    94,003
                                             ----------  --------
                  Cash and Cash Equivalents  $1,287,074  $658,609
                                             ==========  ========

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued
                               December 31, 1996
                                  (Unaudited)


    Use of Estimates

    Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3) Transactions with Related Parties
    Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the quarter ended December 31, 1996, the amount earned by the Managing General Partner was $19,650.

    Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties, reduced by management fees paid to others. For the quarter ended December 31, 1996, the fee earned by the Managing General Partner was $1,774.

    Direct Services: The Managing General Partner and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the quarter ended December 31, 1996, such reimbursements totaled $4,320.

(4) Liquidity and Debt Maturities

    The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies.
    As of December 31, 1996, the Partnership had cash reserves of $1,287,074, while the required minimum amount was $660,000. During the first quarter of fiscal 1997, the payable to managing general partner increased by $51,712 to a total of $654,035 as of December 31, 1996. This increase is the net result of advances from the Managing General Partner totaling $25,968, and the accrual of fees and reimbursements earned by the Managing General Partner in the first quarter of fiscal 1997 in the amount of $25,744. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1997, if any, to maintain the minimum

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued
                               December 31, 1996
                                  (Unaudited)


    required cash reserves, as necessary, including any additional reserves to cover remediation costs at Venetian Square Shopping Center. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner which total $48,930, $12,960 and $592,145, respectively, as of December 31, 1996.

    The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1997. However, there can be no assurances that the Partnership will sell such property in 1997. As of December 31, 1996, the Partnership has recorded its remaining real estate investment as property held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for Venetian Square Shopping Center. The Managing General Partner believes that this sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, this sale transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and to make a final distribution to limited partners.

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

(5) Environmental Contingency
    From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $305,000 to date in connection with the remediation program and since fiscal 1993 has maintained an accrual of $250,000 as a provision for possible additional remediation expenses. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership
    may incur significant additional remediation costs.   The estimate of
    costs and their timing of

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued
                               December 31, 1996
                                  (Unaudited)


    payment could change as a result of (1) changes to a remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. As a result of these factors, it is not possible for the Partnership to reasonably estimate the amount by which remediation costs may exceed amounts that the Partnership has accrued. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

Item 2:

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

For the three months ended December 31, 1996, the Partnership generated total revenue of $312,204 and incurred total expenses of $302,678, resulting in net income of $9,526, which represents an improvement of $17,681 (217%) when compared with the corresponding quarter of fiscal 1996. The Partnership's first quarter fiscal 1996 results include the operations of LaRisa Apartments ("LaRisa") which was sold in the second quarter of fiscal 1996. Due to the absence of this operating property in fiscal 1997 results, the Partnership generated decreased total revenue, primarily rental income, and decreased total expenses in all categories. A summary of the Partnership's operations and period-to-period comparisons is presented below:


                          Three Months Ended December 31,
                                  (In Thousands)
                          -------------------------------
                                           Amount
                                             of      %
                          1996     1995    Change  Change
                          ------  ------   ------  ------
       Total revenue      $  312  $  618   $ (306)   (51%)
       Total expenses        303     626      323     52%
                          ------  ------   ------
       Net income (loss)  $    9  $   (8)  $   17    217%
                          ======  ======   ======  ======


When making period-to-period comparisons, the exclusion of the operations of LaRisa from the prior fiscal quarters' results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, the results of operations of LaRisa have been excluded from the three months ended December 31, 1995 in the table below.


                          Three Months Ended December 31,
                                   (In Thousands)
                          -------------------------------
                                    Pro   Amount
                                   Forma    of      %
                          1996     1995   Change  Change
                          ------  ------  ------  ------
       Total revenue      $  312  $  305  $    7       2%
       Total expenses        303     296      (7)      2%
                          ------  ------  ------
       Net income (loss)  $    9  $    9  $    -       -
                          ======  ======  ======  ======


Based upon the proforma amounts presented above, total revenue generated by the Partnership amounted to $312,204, representing an increase of $7,096 (2%) from $305,108 for the three months ended December 31, 1995. The Partnership's remaining property generated rental income of $206,920 for the three months ended December 31, 1996, which represents a decrease of $9,175 (4%) when compared with the same period in fiscal 1996. Venetian Square Shopping Center achieved a weighted average occupancy of 84%, a decrease of 7% when compared to the first quarter of fiscal 1996. However, the average effective rental rate increased $.28 when compared with the same period in fiscal 1996. Tenant reimbursement income also decreased, from $82,820 in the first quarter of fiscal 1996 to $75,329 in the first quarter of fiscal 1997, a direct result of the increased vacancies at the remaining property. Other income increased $23,762 for the first quarter of fiscal 1997 when compared with the same period of fiscal 1996, primarily the result of the receipt of an insurance refund by the Partnership related to a past years premium over-payment and increased interest income due to the maintenance of higher cash reserve balances.

A comparative summary of the average occupancies and average effective rental rates generated by the properties is presented below:


                                                   First Quarter
Apartments                              Fiscal 1997             Fiscal 1996
----------                              -----------             -----------
LaRisa (254 units)
    Average occupancy (3)                    N/A                    93%
    Average effective rental
    rate per unit per month (2) (3)          N/A                    $425

Commercial
----------
Venetian Square Shopping Center
    (117,115 net rentable square feet)
    Average occupancy                        84%                    91%
    Retail - Average effective
    rental rate (1) (2)                     $8.40                  $8.12


(1) The rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the project.

(2) Average effective rental rates for apartments are stated in terms of an average effective rental rate per unit per month and for commercial properties they are stated in terms of an average annual effective rental rate per square foot. Effective rental rates take into account the effect of leasing concessions and bad debts.

(3) The computations give effect to the sale of LaRisa Apartments on February 29, 1996.

Based upon the proforma amounts previously presented, total expenses incurred by the Partnership for the three months ended December 31, 1996 amounted to $302,678. Total Partnership expenses increased $6,374 (2%) on a proforma basis for the three months ended December 31, 1996 when compared with the three months ended December 31, 1995. The most significant changes in operating expenses, when comparing the first quarter of fiscal 1997 to the first quarter of fiscal 1996, were in repairs and maintenance, fees paid to the Managing General Partner and interest expense. All other expense categories remained relatively constant. Repairs and maintenance expense increased $15,795 (70%) for the first quarter of fiscal 1997 when compared to the corresponding period in fiscal 1996. This increase is primarily the result of increased sewer line repairs and roof work at Venetian Square Shopping Center completed in fiscal 1997. Fees paid to the Managing General Partner decreased $18,892 (42%) for the three months ended December 31, 1996 when compared to the corresponding period in fiscal 1996, primarily due to a reduction in fees paid to the Managing General Partner due to the sale of LaRisa Apartments in fiscal 1996. Interest expense increased $13,999 (17%) in the first quarter of 1997 when compared to the corresponding period in fiscal 1996. This represents the increased interest rate that went into effect upon execution of the loan extension agreement in the middle of the first quarter of fiscal 1996. For additional information refer to Note 4 to the Financial Statements as contained in Item 1 of this report.

Liquidity and Capital Resources

     Cash and cash equivalent balances which represent Partnership reserves amounted to $1,287,074 at December 31, 1996, which represents an increase of $46,997 when compared with fiscal 1996 year-end balances. Net cash provided by operating activities for the three months ended December 31, 1996 amounted to $80,369. The most significant change in assets and liabilities in the first quarter of fiscal 1997 related to a decrease in property taxes payable of $21,238. This decrease is a result of the final payment of 1996 property tax liabilities at Venetian Square Shopping Center in the first quarter of fiscal 1997. Other changes in assets and liabilities included a decrease in accounts payable and other liabilities of $17,380. The payable to managing general partner increased $51,712. This increase is the result of direct advances from, and accrual of fees and administrative reimbursements to, the Managing General Partner in the first quarter of fiscal 1997.

     Net cash used in investing activities in the first quarter of fiscal 1997 amounted to $2,829, and are comprised solely of deferred leasing costs. The Partnership's fiscal 1997 deferred leasing costs include costs associated with repair of tenant space at Venetian Square Shopping Center.

     Net cash used by financing activities for the three months ended December 31, 1996 amounted to $30,543, and is comprised solely of reductions in mortgage principal.

     The Partnership is required under its Partnership Agreement to maintain cash reserves of 3% of aggregate capital contributions ($660,000). As of December 31, 1996, the Partnership had $1,287,074 in cash reserves. The Partnership intends to apply any cash flow generated from Partnership operations in fiscal 1997 to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center as discussed below. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner, which totaled $48,930, $12,960 and $592,145, respectively, as of December 31, 1996.

     To the knowledge of the Managing General Partner the remaining property is in good physical condition. In fiscal 1997, other than tenant finish and lease commissions associated with the ongoing leasing efforts at Venetian Square Shopping Center, there are no other planned capital improvements.

     The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1997. However, there can be no assurances that the Partnership will sell such property in 1997. As of December 31, 1996, the Partnership has recorded its remaining real estate investment as property held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for the remaining property. The Managing General Partner believes that this sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, this sales transactions may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and to make a final distribution to limited partners.

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

     From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $305,000 to date in connection with the remediation program and since fiscal 1993 has maintained an accrual of $250,000 as a provision for possible additional remediation expenses. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. The estimate of costs and their timing of payment could change as a result of (1) changes to a remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. As a result of these factors, it is not possible for the Partnership to reasonably estimate the amount by which remediation costs may exceed amounts that the Partnership has accrued. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

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


                                   BOETTCHER WESTERN PROPERTIES III LTD.
                                   -------------------------------------
                                                (Registrant)


                              By:  Boettcher Properties, Ltd., as
                                   Managing General Partner

                                   By:   BPL Holdings, Inc., as
                                         Managing General Partner

      Dated:  February 14, 1997    By:   /s/ Thomas M. Mansheim
                                         ------------------------
                                          Thomas M. Mansheim
                                          Treasurer; Principal
                                          Financial and Accounting
                                          Officer of the Partnership