Form 10-K/A
period 1996-09-30
BOETTCHER WESTERN PROPERTIES III LTD
filed 1997-05-15
CIK 716822

                                                            Total # of Pages: 42


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                Amendment No. 1
                                ---------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended   September 30, 1996
                               ----------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      None        to       None
                                    ----------------    ----------------
     Commission file number       0-11502
                            -------------------------------

                     BOETTCHER WESTERN PROPERTIES III LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  COLORADO                                 84-0911344
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
  or organization)                                      Identification No.)

77 West Wacker Drive, Chicago, Illinois                       60601
----------------------------------------------   -------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (312) 574-6000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
       Title of each class                    which registered
       -------------------                ------------------------

              None                                        None
---------------------------------       ----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                            (Title of Class)


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

                                   PART III
                                   --------

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

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                     35

     SIGNATURES                                                             40

                                    PART I
                                    ------

Item 1.  BUSINESS

General
-------

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

Competition
-----------

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

Cash Reserves and Debt Maturities
---------------------------------

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

Other Factors
-------------

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

Item 2.  PROPERTIES
         ----------

At September 30, 1996, the Partnership owned and operated one shopping center, which is being held for sale, as more fully described below:

Name and Location                General Character of Property
-----------------                -----------------------------

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

       Average and weighted average occupancies and weighted average effective rental rates generated by the Properties in fiscal 1996, 1995, and 1994 were as follows:

                                        1st     2nd     3rd     4th
                                        Qtr     Qtr     Qtr     Qtr    Fiscal      Fiscal   Fiscal
Apartments                             1996    1996    1996    1996    1996        1995     1994
----------                             ----    ----    ----    ----    ------      ------   ------
La Risa                                 93%     92%     N/A     N/A      93%/(3)/     94%      96%
Los Compadres                           N/A     N/A     N/A     N/A      N/A          N/A      97%/(3)/
La Paz                                  N/A     N/A     N/A     N/A      N/A          N/A      96%/(3)/
Maryland Villa                          N/A     N/A     N/A     N/A      N/A          N/A      96%/(3)/

Weighted average
  occupancy                             93%     92%     N/A     N/A      93%/(3)/     94%      95%/(3)/

Weighted average
  effective rental
  rate per unit
  per month                          $ 425   $ 424      N/A     N/A   $ 425/(3)/   $ 436   $  500/(3)/

Commercial
----------
Venetian Square
  Shopping Center
Weighted average occupancy              91%     90%     87%     84%      88%          91%      95%
Average effective rental rate/(1)/   $8.12   $7.96   $7.76   $8.10    $7.99        $8.54   $ 8.57

SouthCenter Plaza
Weighted average occupancy              N/A     N/A     N/A     N/A      N/A          N/A      37%/(4)/
Average effective rental rate/(2)/      N/A     N/A     N/A     N/A      N/A          N/A  $12.16/(4)/

/(1)/ These rates are "triple net". In addition to this base rent, tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

/(2)/ These rates are "full service". In addition to this base rent, tenants pay only their pro rata share of taxes, insurance and common area maintenance expenses at the property in excess of the expenses incurred at the property during the tenant's initial year of occupancy.

/(3)/ These computations give effect to the sale of the Arizona Properties on June 6, 1994 and the sale of La Risa Apartments on February 29, 1996.

/(4)/    Averages computed through date of foreclosure.

Item 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is the Remaining Property the subject of, any material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF LIMITED
         PARTNERSHIP INTERESTS
         ---------------------

         There have been no matters submitted to a vote of holders of Limited Partnership. Interests (the "Units") during the fiscal year which is covered by this report.

                                    PART II
                                    -------

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

Item 6.  SELECTED FINANCIAL DATA

                     BOETTCHER WESTERN PROPERTIES III LTD.
                         SELECTED FINANCIAL DATA/(a)/

                   As of or for the year ended September 30,

                                1996          1995          1994          1993          1992
                             -----------  ------------  ------------  ------------  ------------

Total revenue                $1,631,685   $ 2,508,536   $ 4,521,349   $ 5,191,770   $ 5,446,898

Operating loss/(c)/             (85,603)     (146,895)     (492,317)   (1,391,737)   (1,156,958)

Gain (loss) on sale
  or disposition of
  real estate investments     1,329,705           -0-     1,441,887      (154,921)          -0-
                             ----------   -----------   -----------   -----------   -----------

Net earnings (loss)          $1,244,102   $  (146,895)  $   949,570   $(1,546,658)  $(1,156,958)
                             ==========   ===========   ===========   ===========   ===========

Per Unit:/(b)/
  Earnings (loss)            $    55.98   $     (6.61)  $     42.73   $    (69.60)  $    (52.06)
  Cash distribution               45.45         - 0 -        125.00         - 0 -         - 0 -

Total assets                 $6,910,619   $11,665,669   $11,895,397   $25,694,558   $26,406,983

Mortgages payable            $3,303,685   $ 7,153,781   $ 7,339,842   $18,075,625   $18,135,094

/(a)/ The above selected financial data should be read in conjunction with the Financial Statements and related Notes as contained in Item 8 of this report.

/(b)/ Per Unit data is based upon the 22,000 weighted average Units outstanding during each fiscal year.

/(c)/ The Partnership is evaluating the remediation of petroleum contaminated soil and groundwater on a parcel of land adjacent to and part of the Venetian Square Shopping Center. The contamination resulted from a leaking underground storage tank which was part of a card-lock fueling station operated at Venetian Square Shopping Center from 1979 through 1990. The Partnership has spent approximately $300,000 to date in connection with the remediation program and since fiscal 1993 has maintained an accrual of approximately $250,000 as a provision for possible additional remediation expenses. Amounts expended to date have been for the evaluation and monitoring of the contamination in order to determine the method, cost and timing of required soil and groundwater remediation measures to be implemented in the future. Management is unable at this time to estimate the amount of additional remediation expense that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. Accordingly, the Financial Statements contained in Item 8 of this report do not include any further adjustments that reflect the results of the ultimate resolution of this uncertainty. For additional information, refer to Note 7 to the Financial Statements contained in Item 8 of this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1996 as compared to 1995:

September 30, 1996 marked the close of the Partnership's thirteenth year of operations. The Partnership currently owns and operates one shopping center located in California (Venetian Square Shopping Center), which is being held for sale as of September 30, 1996.

For the fiscal year ended September 30, 1996, the Partnership generated total revenue of $1,631,685, and incurred total expenses of $1,717,288, resulting in an operating loss of $85,603. The Partnership's fiscal 1996 operating loss decreased $61,292 (42%) when compared with fiscal 1995. A gain on the sale of real estate investment, LaRisa Apartments ("LaRisa"), in the amount $1,329,705, was recorded in the second quarter of fiscal 1996 as more fully discussed in
Note 2 to the Financial Statements as contained in Item 8 of this report. Due to the gain on sale of real estate investments, the Partnership generated net earnings of $1,244,102. Total revenue decreased, primarily rental and other income, and total expenses decreased in all categories, primarily due to the sale of LaRisa. A summary of the Partnership's operations and period-to-period comparisons is presented below.

When making period-to-period comparisons, the exclusion of LaRisa's operations from the current and prior fiscal year's results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, LaRisa's results of operations have been excluded in both fiscal 1996 and 1995 in the table below.


                                             September 30
                                            (In Thousands)
                                            --------------
                                 Pro         Pro       Amount
                                Forma       Forma        of        %
                                1996        1995       Change    Change
                                -----       -----      ------    ------
Total revenue                  $1,111       1,218       (107)      (9%)
Total expenses                  1,179       1,324        145       11%
                               ------       -----       ----

Operating loss                 $  (68)       (106)        38
                               ======       =====       ====

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

                                         Pro    Amount
                               Actual   Forma     of        %
                                1995     1994   Change   Change
                               ------   ------  -------  -------
Total revenue                  $2,509    2,493      16       1%
Total expenses                  2,656    2,814    (158)     (6)%
                               ------    -----    ----

Operating loss                 $ (147)    (321)    174
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
                                                                          -----------

                                                                          $ 2,416,693
                                                                          ===========
Net Proceeds

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

Recent Accounting Pronouncements

In March of 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, effective for fiscal years beginning after December 15,1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The following Financial Statements of the Partnership are included herein:

         Independent Auditors' Report                     17

         Balance Sheets - September 30, 1996 and 1995     18

         Statements of Operations -
         Years ended September 30, 1996, 1995 and 1994    19

         Statements of Partners' Capital (Deficit)
         Years ended September 30, 1996, 1995 and 1994    20

         Statements of Cash Flows -
         Years ended September 30, 1996, 1995 and 1994    21

         Notes to Financial Statements                    22


                         Independent Auditors' Report
                         ----------------------------

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


                                       KPMG Peat Marwick LLP


Denver, Colorado
December 16, 1996

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                          September 30, 1996 and 1995

   Assets                                                    1996           1995
   ------                                                 -----------    -----------
Real estate investments, at gross cost
   Properties held for sale                               $ 8,771,101    $16,346,743
   Less discount on related debt                             (778,407)    (1,192,518)
                                                          -----------    -----------
                                                            7,992,694     15,154,225
   Less accumulated depreciation                           (2,599,948)    (4,833,753)
                                                          -----------    -----------
                                                            5,392,746     10,320,472

Cash and cash equivalents at cost,
   which approximates market value                          1,240,077        836,140
Accounts receivable and other assets                           90,146        187,545
Property tax and other escrow deposits                              -        111,511
Debt issuance costs, net of accumulated
   amortization of $33,446 and $154,874, respectively          13,637         35,647
Deferred leasing costs, net of accumulated
   amortization of $464,022 and $427,988, respectively        174,013        174,354
                                                          -----------    -----------
                                                          $ 6,910,619    $11,665,669
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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)
                           Statements of Operations
                 Years ended September 30, 1996, 1995 and 1994

                                              1996         1995         1994
                                           ----------   ----------   ----------
Revenue:
Rental income                              $1,323,274   $2,145,948   $4,086,966
Tenant reimbursements for
  common area charges,
    insurance and taxes                       229,628      271,087      266,507
Other income                                   78,783       91,501      167,876
                                            ---------    ---------    ---------
                                            1,631,685    2,508,536    4,521,349
                                            ---------    ---------    ---------
Expenses:
Interest, including amortization
  of debt discount and debt
    issuance costs                            526,180      807,298    1,573,953
Depreciation                                  317,221      451,174      743,200
Property taxes                                143,570      255,633      405,541
Fees and reimbursements to
  managing general partner                    133,530      186,893      300,201
Other management fees                          72,928      108,667      186,873
Salaries of on-site property
  managers                                     62,888      156,975      325,533
Repairs and maintenance                       170,148      260,913      544,863
Utilities                                      71,245      121,150      487,701
Other administrative                          202,982      234,592      398,069
Environmental costs                            16,596       72,136       47,732
                                            ---------    ---------    ---------

                                            1,717,288    2,655,431    5,013,666
                                            ---------    ---------    ---------

  Operating loss                              (85,603)    (146,895)    (492,317)

Gain on sale of real estate investments     1,329,705            -    1,441,887
                                            ---------    ---------    ---------

  Net earnings (loss)                      $1,244,102   $ (146,895)  $  949,570
                                            =========    =========    =========

Net earnings (loss)
 per limited partnership unit                  $55.98       $(6.61)      $42.73
                                            =========    =========    =========

Weighted average number of limited
 partnership units outstanding                 22,000       22,000       22,000
                                            =========    =========    =========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Statements of Partners' Capital (Deficit)
                 Years ended September 30, 1996, 1995 and 1994

                                                                         Total
                                             General      Limited       Partners'
                                             partners     partners       capital
                                            ----------  -----------   ------------
Capital (deficit) at
     October 1, 1993                        $(134,337)  $ 4,478,891   $ 4,344,554

Distribution to limited partners                    -    (2,750,000)   (2,750,000)

Net earnings                                    9,496       940,074       949,570
                                             --------    ----------    ----------

Capital (deficit) at
     September 30, 1994                      (124,841)    2,668,965     2,544,124

Net loss                                       (1,469)     (145,426)     (146,895)
                                             --------    ----------    ----------

Capital (deficit) at
     September 30, 1995                      (126,310)    2,523,539     2,397,229

Distribution to limited partners                    -      (999,900)     (999,900)

Net earnings                                   12,441     1,231,661     1,244,102
                                             --------    ----------    ----------

Capital (deficit) at September 30, 1996     $(113,869)  $ 2,755,300   $ 2,641,431
                                             ========    ==========    ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows
                 Years ended September 30, 1996, 1995 and 1994

                                                                            1996              1995               1994
                                                                            ----              ----               ----
Cash flows from operating activities:
  Net earnings (loss)                                                   $ 1,244,102        $(146,895)       $    949,570
    Adjustments to reconcile
    net earnings (loss)
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization                                         398,755          566,109           1,011,424
      Gain on sale of real estate
      investments                                                        (1,329,705)               -          (1,441,887)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable and other assets            97,399           42,186             (26,670)
      (Increase) decrease in property tax and
        other escrow deposits                                               111,511          (23,193)             (2,513)
    Increase (decrease) in payable to
      managing general partner
      relating to operations                                               (914,384)          92,977            (618,152)
    Decrease in accounts payable
      and accrued expenses                                                  (25,863)         (13,307)           (135,110)
    Decrease in property taxes payable                                     (119,664)            (344)            (74,205)
    Decrease in tenants' deposits                                           (31,194)          (7,177)            (36,041)
    Decrease in unearned rental income                                      (14,172)          (2,949)            (23,025)
    Decrease in accrued interest payable                                    (33,195)            (157)               (488)
                                                                        -----------        ---------        ------------
Net cash provided (used) by
  operating activities                                                     (616,410)         507,250            (397,097)
                                                                        -----------        ---------        ------------

Cash flows from investing activities:
    Additions to real estate investments                                   (113,257)        (113,549)           (196,960)
    Deferred leasing costs                                                  (59,273)         (12,724)           (167,729)
    Net proceeds from sale of real
      estate investments                                                  6,053,468                -          11,658,327
    Cash loss relating to foreclosing of
      SouthCenter Plaza                                                           -                -             (11,674)
                                                                        -----------        ---------        ------------
Net cash provided (used) by investing activities                          5,880,938         (126,273)         11,281,964
                                                                        -----------        ---------        ------------

Cash flows from financing activities:
    Advances from (payments to)
      managing general partner                                              (10,684)          33,645             (30,900)
    Payments of mortgage principal                                       (3,852,733)        (194,912)         (7,762,052)
    (Increase) decrease in debt issuance costs                                2,726          (78,398)           (128,594)
    Distributions to limited partners                                      (999,900)               -          (2,750,000)
                                                                        -----------        ---------        ------------
Net cash provided (used) by
  financing activities                                                   (4,860,591)        (239,665)        (10,671,546)
                                                                        -----------        ---------        ------------

Net increase in cash and equivalents                                        403,937          141,312             213,321

Cash and cash equivalents at beginning of year                              836,140          694,828             481,507
                                                                        -----------        ---------        ------------
Cash and cash equivalents at end of year                                $ 1,240,077        $ 836,140        $    694,828
                                                                        ===========        =========        ============

Supplemental disclosure of cash flow information:
    Interest paid in cash during the year                               $   537,454        $ 736,630        $  1,349,719
                                                                        ===========        =========        ============

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------

(1)  Significant Accounting Principles
     ---------------------------------

     Organization and Allocation of Income and Losses
     ------------------------------------------------
     Boettcher Western Properties III Ltd. (the Partnership) is a limited partnership formed on March 18, 1983 for the purpose of investing in improved and unimproved real property. Limited Partnership Interests (Units) were sold through a public offering and currently 22,000 Units at $1,000 per Unit are outstanding.

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

     Environmental Remediation Liabilities
     -------------------------------------
     Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs of site clean-up are recorded in the amount of the cash payments made or for future estimated costs for that site when fixed or reliably determinable based upon information derived from the remediation plan for that site. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related environmental liability.

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

--------------------------------------------------------------------------------

     respect to the measurement of the remediation liabilities. Such accounting is consistent with the Partnership's current method of accounting for environmental remediation costs and therefore, adoption of this new Statement will not have a material impact on the Partnership's financial position, results of operations, or liquidity.

     Deferred Leasing Costs
     ----------------------
     Costs associated with the leasing of the Partnership's shopping center are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

     Financial Instruments
     ---------------------
     The fair value of the Partnership's financial instruments approximate their carrying values due to the short maturities of those instruments or due to the interest rates of those instruments approximating interest rates for similar issues.

     Income Taxes
     ------------
     No provision has been made for federal income taxes, as the taxable income
     (loss) is reported by the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes, primarily depreciation and debt discount.

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

                                                       1996        1995          1994
                                                   -----------  -----------   ----------
                                                                (unaudited)
Net earnings (loss) per financial statements        $1,244,102   $ (146,895)  $  949,570
Fiscal to calendar year net difference                  96,949        6,343      143,901
Tax depreciation in excess of depreciation
  for financial statement purposes                    (225,000)    (288,639)    (655,164)
Debt discount amortization not deducted for
  tax purposes                                           3,000        2,594       64,851
Rental revenue reported in different years
  for tax and financial statement purposes              (2,000)      14,573       (2,520)
Environmental costs not deducted for
  tax purposes                                              -0-          -0-     (11,030)
Difference in net gain on sale of real estate
  investments for tax and financial statements       2,000,000    1,233,006    3,370,263
                                                    ----------   ----------   ----------
Net earnings (loss) for income tax purposes         $3,117,051   $  820,982    3,859,871
                                                    ==========   ==========   ==========

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------

     Real Estate Investments
     -----------------------

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

     Impairment of Long-Lived Assets
     -------------------------------
     In March of 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, effective for fiscal years beginning after December 15,1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement No. 121 effective with its fiscal year beginning October 1, 1996.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the Statement of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following as of September 30:

                                           1996                 1995
                                        ----------            --------
     Money market fund                  $1,120,644            $721,050
     Operating cash                        119,433             115,090
                                        ----------            --------
     Cash and cash equivalents          $1,240,077            $836,140
                                        ==========            ========

     Debt Issuance Costs and Debt Discount
     -------------------------------------
     Costs incurred in arranging financing, such as loan origination fees, commitment fees and extension fees, are deferred and amortized using the level-interest-yield method over the term of the related debt or the extension period.

     Debt discount is amortized to interest expense using the level-interest-yield method over the term of the related debt.

     Use of Estimates
     ----------------
     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------

     Reclassification
     ----------------

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

     The cost of the Partnership's real estate investments and related accumulated depreciation, debt discount and allowance for loss are as follows:

                               September 30, 1996
                               ------------------

       Property              Land and    Buildings and
     held for sale         improvements  improvements      Total
     -------------         ------------  -------------  -----------

     Venetian Square       $1,802,853     $ 6,968,248   $ 8,771,101

     Less discount on
       related debt          (167,901)       (610,506)     (778,407)
                           ----------     -----------   -----------
                            1,634,952       6,357,742     7,992,694
     Less accumulated
       depreciation           (43,591)     (2,556,357)   (2,599,948)
                           ----------     -----------   -----------
                           $1,591,361     $ 3,801,385   $ 5,392,746
                           ==========     ===========   ===========

                               September 30, 1995
                               ------------------

                           Land and     Buildings and  Equipment and               Less discount   Property balance,
                         improvements   improvements    furnishings     Total     on related debt   net of discount
                         -------------  -------------  -------------  ----------  ---------------  -----------------
     La Risa Apts          $1,620,095     5,277,131       761,940      7,659,166       (414,111)        7,245,055
     Venetian Square        1,802,853     6,884,724             -      8,687,577       (778,407)        7,909,170
                           ----------    ----------    ----------     ----------     ----------        ----------
                            3,422,948    12,161,855       761,940     16,346,743     (1,192,518)       15,154,225
                           ----------    ----------    ----------     ----------     ==========        ==========
     Less discount on
       related debt          (266,170)     (915,373)      (10,975)    (1,192,518)
                           ----------    ----------    ----------     ----------
                            3,156,778    11,246,482       750,965     15,154,225
                           ==========    ==========    ==========     ==========
     Less accumulated
       depreciation           (42,470)   (4,277,520)     (513,763)    (4,833,753)
                           ----------    ----------    ----------     ----------
                           $3,114,308     6,968,962       237,202     10,320,472
                           ==========    ==========    ==========     ==========


                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------

     Sale of Real Estate Investment
     ------------------------------

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
                                                                               -----------
                                                                               $ 2,416,693
                                                                               ===========

     The Partnership recorded a net gain on sale of real estate investment of$1,329,705 related to this transaction, resulting from the excess of the net sales proceeds over the Partnership's net carrying value of La Risa.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------

(3)  Mortgages Payable

     Mortgages payable at September 30 are secured by real estate investment properties and are comprised of the following:

1996:
-----
                                 Unamortized           Balance
                                    debt               net of     Interest        Monthly         Due
     Property         Principal   discount            discount      rate          payment         date
-------------------   ---------  -----------          ---------   --------        -------         ----
 Venetian Square
   First             $3,285,221           -           3,285,221     10.50%         39,098         10/97 /(e)/
   Second                22,989      (4,525)             18,464      6.75% /(c)/    1,062 /(d)/    4/98
                     ----------      ------           ---------
                     $3,308,210      (4,525)          3,303,685
                     ==========      ======           =========

1995:
-----
                                  Unamortized          Balance
                                      debt             net of     Interest        Monthly         Due
Property              Principal     discount          discount      rate          payment         date
--------              ---------   ----------          ---------   --------        -------         ----
LaRisa               $3,682,141           -           3,682,141    10.625%         35,698         1/96 /(b)/

Venetian Square
  First               3,445,069           -           3,445,069     10.50%        39,098        10/97 /(e)/
  Second                 33,733      (7,162) /(a)/       26,571      6.75% /(c)/   1,144 /(d)/   4/98
                     ----------      ------           ---------
                     $7,160,943      (7,162)          7,153,781
                     ==========      ======           =========

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

--------------------------------------------------------------------------------

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

(4)  Transactions with Related Parties
     ---------------------------------

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1996, 1995 and 1994

--------------------------------------------------------------------------------

(5)  Future Rental Income
     --------------------

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
                           ----------
                           $3,852,932
                           ==========

(6)  Liquidity and Debt Maturities
     -----------------------------

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

--------------------------------------------------------------------------------

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

(7)  Environmental Remediation Costs
     -------------------------------

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

--------------------------------------------------------------------------------

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     There have been no changes in accountants or disagreements with accountants on any matter of accounting principles or practices on financial statement disclosure or auditing scope or procedure.


                                    PART III
                                    --------

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

                       Present Position and Principal Occupation and Affiliation
Name and Age           During the Last 5 years or More
-------------          ---------------------------------------------------------

Janet L. Reali         Director, President and Principal Executive Officer of
                       BPL Holdings, Inc.
Age:  45               Ms. Reali was elected Executive Vice President and
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

Thomas M. Mansheim     Director and Treasurer of BPL Holdings, Inc. (Principal
Age: 39                Financial and Accounting Officer of the Partnership)
                       Mr. Mansheim joined BPL in 1984 and is currently a Senior
                       Vice President with EVEREN Securities, Inc. He became a
                       Director and the Treasurer of BPL Holdings, Inc. Mr.
                       Mansheim is a Certified Public Accountant and from 1980 to 1984 was employed with KPMG Peat Marwick. Mr. Mansheim graduated from the University of Colorado with a Bachelor of Science degree in business administration.

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

                                                                                   Total
                          Capacities in Which             Cash         Deferral     Fees
Name of Entity          Compensation was Earned           Paid /(a)/   of Fees     Earned
--------------          -----------------------           ----         --------    ------
Boettcher
 Properties, Ltd.      Deferred Acquisition Fee          $     -        104,335   104,335

Boettcher
 Properties, Ltd.      Property Management Fee           $ 5,027          1,228     6,255

Boettcher              Reimbursement of direct general
 Properties, Ltd.       and administrative expenses      $14,300          8,640    22,940

(a) During the fiscal year ended September 30, 1996, the Partnership made cash payments to the Managing General Partner totaling $1,200,000 which were applied as follows:

                                    Current         Prior
                                      Year          Years         Total
                                    -------      ----------    ----------
Deferred acquisition fee            $     -      $  990,406    $  990,406
Property management fee               5,027          15,033        20,060
Reimbursement of direct general
 and administrative expenses         14,300          23,148        37,448
Repayment of cash advances          118,441          33,645       152,086
                                   --------      ----------    ----------
                                   $137,768      $1,062,232    $1,200,000
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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

                    Balance Sheets - September 30, 1996 and 1995

                    Statements of Operations
                    Years ended September 30, 1996, 1995 and 1994

                    Statements of Partners' Capital (Deficit)
                    Years ended September 30, 1996, 1995 and 1994

                    Statements of Cash Flows
                    Years ended September 30, 1996, 1995 and 1994

                    Notes to Financial Statements

               (2)  Financial Statement Schedule

                    Independent Auditor's Report

                    Schedule-III Real Estate and Accumulated Depreciation as of September 30, 1996-incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 1996 filed previously with the Commission.

                    Schedules, other than the one listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year covered by this report.

     (c)  Exhibits

          Number    Exhibit
          ------    -------
          4         Limited Partnership Agreement of Registrant/(1)/

          10.1      Management Agreement/(1)/

          10.2      La Risa Apartments Purchase and Sale Agreement/(2)/

          10.3      Venetian Square Shopping Center Purchase and Sale Agreement
                    /(2)/

          10.4      Southcenter Office Building Purchase and Sale Agreement
                    /(2)/

          10.5      La Paz Apartments Purchase and Sale Agreement/(3)/

          10.6      Maryland Villa Apartments Purchase and Sale Agreement/(3)/

          10.7      Los Compadres Apartments Purchase and Sale Agreement/(3)/

          10.8 Loan Extension Agreement for Los Compadres Apartments dated August 27, 1993/(5)/

          10.9 Letter Agreement for Loan Extension for Los Compadres Apartments dated as of December 17, 1993/(5)/

          10.10 Loan Extension Agreement for La Paz Apartments dated August 27, 1993/(5)/

          10.11 Letter Agreement for Loan Extension for La Paz Apartments dated as of December 17, 1993/(5)/

          10.12 Loan Extension Agreement for Maryland Villa Apartments dated August 27, 1993/(5)/

          10.13 Letter Agreement for Loan Extension for Maryland Villa Apartments dated as of December 17, 1993/(5)/

          10.14 Los Compadres Apartments Purchase and Sale Agreement dated January 11, 1994/(6)/

          10.15 La Paz Apartments Purchase and Sale Agreement dated January 11, 1994/(6)/

          10.16 Maryland Villa Apartments Purchase and Sale Agreement dated January 11, 1994 /(6)/

          Number    Exhibit
          ------    -------

          10.17 First Amendment to Purchase and Sale Agreements for Los Compadres, La Paz and Maryland Villa Apartments dated February 18, 1994 /(6)/

          10.18 Loan extension agreement for Venetian Square Shopping Center dated October 24, 1995 /(8)/

          27        Financial Data Schedule

          28.1 Complaint for Judicial Foreclosure of Mortgage Dated May 27, 1993 /(4)/

          28.2      Motion for Appointment of Receiver Dated May 27, 1993 /(4)/

          28.3      Objection to Order to Show Cause Dated June 3, 1993 /(4)/

          28.4 Order Appointing Receiver in Aid of Foreclosure Dated June 7, 1993 /(4)/

          28.5 Motion for Order of Default, Order of Summary Judgment, and Entry of Judgment of Foreclosure of Mortgage Dated August 10, 1993 /(5)/

          28.6 Second Extension and Modification Agreement dated December 28, 1994 /(7)/

          /(1)/ Incorporated by reference to Exhibit No. 3.1 and Exhibit 10 to Amendment No. 2 to Form S-11 Registration Statement filed May 2, 1983 - File No. 2-82570.

          /(2)/ Incorporated by reference to Registrant's Reports on Form 8-K dated October 18, 1983, December 9, 1983 and April 27, 1984, respectively.

          /(3)/ Incorporated by reference to Registrant's Report on Form 8-K dated October 16, 1984.

          /(4)/ Incorporated by reference to Registrant's Report on Form 8-K dated June 7, 1993.

          /(5)/ Incorporated by reference to Registrant's Report on Form 10-K dated September 30, 1993.

          /(6)/ Incorporated by reference to Registrant's Report on Form 8-K dated February 18, 1994.

          /(7)/ Incorporated by reference to Registrant's Report on Form 10-Q dated February 13, 1995.

          /(8)/ Incorporated by reference to Registrant's Report of Form 10-Q dated February 14, 1996.

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

                                         BOETTCHER WESTERN PROPERTIES III LTD.
                                                   (Registrant)

                                         By:  Boettcher Properties, Ltd.,
                                               Managing General Partner

                                              By:  BPL Holdings, Inc.,
                                                    General Partner

                                                   By:  /s/ Thomas M. Mansheim
                                                        ----------------------
                                                        Treasurer

                                                        Dated:  May 16, 1997
                                                                ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Directors of the corporate general partner of the Registrant's Managing General Partner) on the 16th day of May, 1997 in the capacities indicated below.

Name                                    Capacities
----                                    ----------

JANET L. REALI                          Director and President of BPL Holdings,
                                        Inc.; Principal Executive Officer of the
                                        Partnership


By:  /s/ Janet L. Reali                 Dated: May 16, 1997
     ---------------------                     ------------
     Janet L. Reali


DANIEL D. WILLIAMS                      Director and Vice President of BPL
                                        Holdings, Inc.


By:  /s/ Daniel D. Williams             Dated:  May 16, 1997
     ----------------------                     ------------
     Daniel D. Williams


THOMAS M. MANSHEIM                      Director and Treasurer of BPL Holdings,
                                        Inc.; Principal Financial and Accounting
                                        Officer of the Partnership

By:  /s/ Thomas M. Mansheim             Dated:  May 16, 1997
     ----------------------                     ------------
     Thomas M. Mansheim