Form 10-Q/A
period 1996-12-31
BOETTCHER WESTERN PROPERTIES III LTD
filed 1997-05-15
CIK 716822

                                                            Total # of Pages: 17

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q/A

                                Amendment No. 1
                                ---------------
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     December 31, 1996 OR
     -----------------


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________


Commission File Number           0-11502
                       ------------------------------------------------------

                     BOETTCHER WESTERN PROPERTIES III LTD.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           COLORADO                                           84-0911344
-----------------------------                          ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

         77 West Wacker Drive
          Chicago, Illinois                                      60601
-----------------------------------------              ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code       (312) 574-6000
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

PART 1.  Financial Information

Item 1:   Financial Statements


                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                Balance Sheets
                                  (Unaudited)

                                                December 31,       September 30,
                                                    1996               1996
                                                ------------       -------------
  Assets
  ------
Real estate investments, at gross cost
  Properties held for sale                       $        -         $8,771,101
  Less discount on related debt                           -           (778,407)
                                                 ----------         ----------
                                                          -          7,992,694
  Less accumulated depreciation                           -         (2,599,948)
                                                 ----------         ----------
                                                          -          5,392,746
Real estate held for sale                         5,569,588                  -

Cash and cash equivalents at cost, which
  approximates market value                       1,287,074          1,240,077
Accounts receivable and other assets                 95,641             90,146
Debt issuance costs, net of accumulated
  amortization of $36,855 and $33,446,
  respectively                                       10,228             13,637

Deferred leasing costs, net of accumulated
  amortization of $464,022                                -            174,013
                                                 ----------         ----------
                                                 $6,962,531         $6,910,619
                                                 ==========         ==========
    Liabilities and Partners' Capital
    ---------------------------------

Mortgages payable, net of unamortized debt
  discount of $3,857 and $4,525,
  respectively                                   $3,273,811         $3,303,685
Payable to managing general partner                 654,035            602,323
Accounts payable and accrued expenses               279,177            296,557
Property taxes payable                                    -             21,238
Tenants' deposits                                    39,339             39,339
Unearned rental income                                3,195              5,556
Accrued interest payable                                  -                490
                                                 ----------         ----------
    Total liabilities                             4,249,557          4,269,188
                                                 ----------         ----------

Commitments and contingencies

Partners' capital (deficit)
  General partners                                 (113,154)          (113,869)
  Limited partners                                2,826,128          2,755,300
                                                 ----------         ----------
    Total partners' capital                       2,650,957          2,641,431
                                                 ----------         ----------
                                                 $6,962,531         $6,910,619
                                                 ==========         ==========
See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Operations
                 Three Months Ended December 31, 1996 and 1995
                                  (Unaudited)


                                               Three Months Ended
                                               -------------------
                                                 1996      1995
                                               --------  ---------
 Revenue:
   Rental income                               $206,920  $517,215
   Tenant reimbursements for
     common area charges,
     insurance and taxes                         75,329    82,820
   Other income                                  29,955    18,324
                                               --------  --------

                                                312,204   618,359
                                               --------  --------

 Expenses:
   Interest, including amortization of debt
     discount and debt issuance costs            96,728   189,767
   Depreciation                                       -   116,135
   Property taxes                                21,844    62,458
   Fees and reimbursements to
     managing general partner                    25,744    44,636
   Other management fees                         12,391    28,850
   Salaries of on-site property managers              -    31,475
   Repairs and maintenance                       38,227    51,355
   Utilities                                     10,409    34,852
   Other administrative                          31,444    63,085
   Environmental costs                            3,874     3,901
                                               --------  --------

                                                240,661   626,514
                                               --------  --------

     Net income (loss)                         $ 71,543  $ (8,155)
                                               ========  ========

 Net income (loss) per limited
  partnership unit, using the
  weighted average number of limited
  partnership units outstanding of 22,000      $   3.22  $   (.37)
                                               ========  ========


 See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                        Statement of Partners' Capital
                     Three Months ended December 31, 1996
                                  (Unaudited)



                                                                      Total
                                              General     Limited   Partners'
                                              Partners   Partners    Capital
                                             ----------  ---------  ---------
   Capital (deficit) at October 1, 1996      $(113,869)  2,755,300  2,641,431

   Net income for the three months
     ended December 31, 1996                       715      70,828     71,543
                                             ---------   ---------  ---------

   Capital (deficit) at December 31, 1996    $(113,154)  2,826,128  2,712,974
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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows
                 Three Months Ended December 31, 1996 and 1995
                                  (Unaudited)

                                                              Three Months Ended
                                                                 December 31,
                                                           -----------------------
                                                              1996         1995
                                                           ----------   ----------
Cash flows from operating activities:
  Net income (loss)                                        $   71,543    $  (8,155)
  Adjustments to reconcile net income (loss) to
    net cash used by operating
    activities:
      Depreciation and amortization                             4,078      136,655
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable
      and other assets                                         (5,495)       6,613
    Decrease in property tax
      and other escrow deposits                                     -       77,329
    Increase (decrease) in payable to managing general
      partner                                                  51,712     (112,631)
    Decrease in property taxes payable                        (21,238)    (108,002)
    Increase (decrease) in tenants' deposits                        -        7,956
    Decrease in accrued interest payable                         (490)         (27)
    Decrease in unearned rental income                         (2,361)     (16,004)
    Decrease in accounts payable and
      other liabilities                                       (17,380)     (34,149)
                                                           ----------    ---------
    Net cash provided by (used by) operating activities        80,369      (50,415)
                                                           ----------    ---------

Cash flows used in investing activities-
  Additions to real estate held for sale                       (2,829)     (18,014)
  Increase in deferred leasing costs                                -      (26,774)
                                                           ----------    ---------
    Net cash used in investment activities                     (2,829)     (44,788)
                                                           ----------    ---------

Cash flows used in financing activities-
  Reductions in mortgage principal                            (30,543)     (82,328)
                                                           ----------    ---------

Net increase (decrease in) cash and
  cash equivalents                                             46,997     (177,531)

Cash and cash equivalents at September 30                   1,240,077      836,140
                                                           ----------    ---------

Cash and cash equivalents at December 31                   $1,287,074    $ 658,609
                                                           ==========    =========

Supplemental disclosure of cash flow information:
  Interest paid in cash during the period                  $   92,651    $ 179,742
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

 (2) Significant Accounting Principles

     Deferred Leasing Costs

     Costs associated with the leasing of the Partnership's shopping center are deferred and amortized over the life of the related leases. These costs are comprised of lease commissions and construction costs related to the buildout of tenant spaces. Upon implementation of Statement of Financial Accounting Standards No. 121 described in detail below, deferred leasing costs have been included in real estate held for sale on the balance sheet.

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

     Impairment of Long-Lived Assets

     In March of 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement No. 121 effective with its fiscal year beginning October 1, 1996.

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

(5)  Environmental Contingency
     -------------------------
     From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $305,000 to date in connection with the remediation program and since fiscal 1993 has maintained an accrual of $250,000 as a provision for possible additional remediation expenses. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur
     significant additional remediation costs.   The estimate of costs and their
     timing of

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements, Continued
                               December 31, 1996
                                  (Unaudited)

     payment could change as a result of (1) changes to a remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. As a result of these factors, it is not possible for the Partnership to reasonably estimate the amount by which remediation costs may exceed amounts that the Partnership has accrued. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended December 31, 1996, the Partnership generated total revenue of $312,204 and incurred total expenses of $240,661, resulting in net income of $71,543, which represents an improvement of $79,698 (217%) when compared with the corresponding quarter of fiscal 1996. The most significant item affecting the Partnership's results of operations for the quarter ended December 31, 1996 was the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121"). Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement No. 121 for fiscal 1997. SFAS 121 requires the elimination of depreciation and amortization related to those long-lived assets to be disposed of. For the quarter ended December 31, 1996, depreciation and amortization related to the Partnership's real estate held for sale that was eliminated by the adoption of SFAS 121 approximated $62,000.

The Partnership's first quarter fiscal 1996 results include the operations of LaRisa Apartments ("LaRisa") which was sold in the second quarter of fiscal 1996. Due to the absence of this operating property in fiscal 1997 results and the adoption of SFAS 121, the Partnership generated decreased total revenue, primarily rental income, and decreased total expenses in all categories. A summary of the Partnership's operations and period-to-period comparisons is presented below:


                                               Three Months Ended December 31,
                                                       (In Thousands)
                                               -------------------------------
                                                               Amount
                                                                 of        %
                                                1996    1995   Change    Change
                                                ----    ----   ------    ------
Total revenue                                  $ 312   $ 618   $(306)     (51%)
Total expenses                                   241     626     385       61%
                                               -----   -----   -----
Net income (loss)                              $  71   $  (8)  $  79
                                               =====   =====   =====

When making period-to-period comparisons, the exclusion of the operations of LaRisa from the prior fiscal quarters' results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, the results of operations of LaRisa have been excluded from the three months ended December 31, 1995 in the table below.


                                                Three Months Ended December 31,
                                                        (In Thousands)
                                                -------------------------------
                                                         Pro    Amount
                                                        Forma     of        %
                                                 1996    1995   Change   Change
                                                 ----   -----   ------   ------
Total revenue                                   $ 312   $ 305    $  7        2%
Total expenses                                    241     296     (55)      18%
                                                -----   -----    ----
Net income (loss)                               $  71   $   9    $ 62
                                                =====   =====    ====

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

A comparative summary of the average occupancies and average effective rental rates generated by the properties is presented below:


                                                        First Quarter
Apartments                                   Fiscal 1997             Fiscal 1996
----------                                   -----------             -----------
LaRisa (254 units)
     Average occupancy /(3)/                     N/A                      93%
     Average effective rental
     rate per unit per month /(2)(3)/            N/A                     $425

Commercial
----------
Venetian Square Shopping Center
     (117,115 net rentable square feet)
     Average occupancy                           84%                      91%
     Retail - Average effective
     rental rate /(1)(2)/                      $8.40                    $8.12


     /(1)/The rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the project.

     /(2)/Average effective rental rates rental rate per unit per month an average annual effective for apartments are stated in and for commercial properties rental rate per square foot. terms of an average effective they are stated in terms of Effective rental rates take into account the effect of leasing concessions and bad debts.

     /(3)/The computations give effect to the sale of LaRisa Apartments on February 29, 1996.

Based upon the proforma amounts previously presented, total expenses incurred by the Partnership for the three months ended December 31, 1996 amounted to $240,661. Total Partnership expenses decreased $55,643 (18%) on a proforma basis for the three months ended December 31, 1996 when compared with the three months ended December 31, 1995. Excluding the impact of the adoption of SFAS 121, the most significant changes in operating expenses, when comparing the first quarter of fiscal 1997 to the first quarter of fiscal 1996, were in repairs and maintenance, fees paid to the Managing General Partner and interest expense. All other expense categories remained relatively constant. Repairs and maintenance expense increased $15,795 (70%) for the first quarter of fiscal 1997 when compared to the corresponding period in fiscal 1996. This increase is primarily the result of increased sewer line repairs and roof work at Venetian Square Shopping Center completed in fiscal 1997. Fees paid to the Managing General Partner decreased $18,892 (42%) for the three months ended December 31, 1996 when compared to the corresponding period in fiscal 1996, primarily due to a reduction in fees paid to the Managing General Partner due to the sale of LaRisa Apartments in fiscal 1996. Interest expense increased $13,999 (17%) in the first quarter of 1997 when compared to the corresponding period in fiscal 1996. This represents the increased interest rate that went into effect upon execution of the loan extension agreement in the middle of the first quarter of fiscal 1996. For additional information refer to
Note 4 to the Financial Statements as contained in Item 1 of this report.

Liquidity and Capital Resources
-------------------------------

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

     Net cash used in investing activities in the first quarter of fiscal 1997 amounted to $2,829, and are comprised solely of deferred leasing costs included under the caption real estate held for sale on the Balance Sheet. The Partnership's fiscal 1997 deferred leasing costs include costs associated with repair of tenant space at Venetian Square Shopping Center.

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

                                   SIGNATURE
                                   ---------

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


                         BOETTCHER WESTERN PROPERTIES III LTD.
                         -------------------------------------
                                          (Registrant)

                              By:   Boettcher Properties, Ltd., as
                                    Managing General Partner

                                    By:  BPL Holdings, Inc., as
                                         Managing General Partner

Dated:  May 16, 1997                By:  /s/ Thomas M. Mansheim
                                         ---------------------------
                                         Thomas M. Mansheim
                                         Treasurer; Principal
                                         Financial and Accounting
                                         Officer of the Partnership