Form 10-Q
period 1997-03-31
BOETTCHER WESTERN PROPERTIES III LTD
filed 1997-05-23
CIK 716822

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997 OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES. EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission File Number  0-11502
                       ---------

                     BOETTCHER WESTERN PROPERTIES III LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             COLORADO                                             84-0911344
----------------------------------------                     -------------------
(State or other jurisdiction                                   (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

          77 West Wacker Drive
            Chicago, Illinois                                         60601
----------------------------------------                     -------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code     (312)  574-6000
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

                                     INDEX
                                     -----

                                                                Page
                                                                ----
PART I.   Financial Information

     Item 1.   Financial Statements (unaudited)

          Balance Sheets -  March 31, 1997
            and September 30, 1996                                3

          Statements of Operations - Three and six months
            ended March 31, 1997 and 1996                         4

          Statement of Partners' Capital - Six
            months ended March 31, 1997                           5

          Statements of Cash Flows - Six months
            ended March 31, 1997 and 1996                         6

          Notes to Financial Statements                           7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     12

PART III.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K                  17

            SIGNATURE                                            18

PART I.   Financial Information

Item 1.   Financial Statements


                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                Balance Sheets
                                  (unaudited)

                                               March 31,   September 30,
                                                 1997           1996
                                              -----------  --------------
          Assets
          ------
Real estate investments, at gross cost
  Properties held for sale                    $        -     $ 8,771,101
  Less discount on related debt                        -        (778,407)
                                                             -----------
                                                       -       7,992,694
  Less accumulated depreciation                        -      (2,599,948)
                                              ----------     -----------
                                                       -       5,392,746
Real estate held for sale                      5,569,588               -
Cash and cash equivalents at cost, which
  approximates market value                      701,818       1,240,077
Accounts receivable and other assets             140,708          90,146
Debt issuance costs, net of accumulated
  amortization of $40,264 and $33,446,
    respectively                                   6,819          13,637
Deferred leasing costs, net of accumulated
  amortization of $464,022                             -         174,013
                                              ----------     -----------
                                              $6,418,933     $ 6,910,619
                                              ==========     ===========
     Liabilities and Partners' Capital
     ---------------------------------

Mortgages payable, net of unamortized debt
  discount of $3,185 and $4,525,
  respectively                                $3,232,826     $ 3,303,685
Payable to managing general partner               92,020         602,323
Accounts payable and accrued expenses            285,037         296,557
Property taxes payable                                 -          21,238
Tenants' deposits                                 35,731          39,339
Unearned rental income                             5,979           5,556
Accrued interest payable                               -             490
                                              ----------     -----------
Total liabilities                              3,651,593       4,269,188
                                              ----------     -----------

Partners' capital
  General partners                              (113,743)       (113,869)
  Limited partners                             2,881,083       2,755,300
                                              ----------     -----------
  Total partners' capital (deficit)            2,767,340       2,641,431
                                              ----------     -----------
                                              $6,418,933     $ 6,910,619
                                              ==========     ===========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)
                           Statements of Operations

              Three and six months ended March 31, 1997 and 1996
                                  (unaudited)

                                   Three Months Ended        Six Months Ended
                                        March 31,               March 31,
                                  ---------------------    --------------------
                                    1997        1996         1997        1996
                                    ----        ----         ----        ----
Revenue:
  Rental income                   $190,885     $407,763    $397,805  $  924,978
  Tenant reimbursements for
    common area charges,
    insurance and taxes             61,726       58,534     137,055     141,354
  Other income                      10,608       20,223      40,563      38,547
                                  --------   ----------    --------  ----------
                                   263,219      486,520     575,423   1,104,879
                                  --------   ----------    --------  ----------
Expenses:
  Interest, including
    amortization of debt
    discount and debt
    issuance costs                  86,108      154,154     182,836     343,921
  Depreciation                           -       95,262           -     211,397
  Property taxes                    21,542       40,380      43,386     102,838
  Fees and reimbursements to
    managing general partner        25,965       39,726      51,709      84,362
  Other management fees             10,674       20,738      23,065      49,588
  Salaries of on-site property
    managers                             -       31,413           -      62,888
  Repairs and maintenance           40,726       49,620      78,953     100,975
  Utilities                          7,522       18,104      17,931      52,956
  Other administrative              14,215       61,390      45,659     124,475
  Environmental costs                2,101        3,005       5,975       6,906
                                  --------   ----------    --------  ----------
                                   208,853      513,792     449,514   1,140,306
                                  --------   ----------    --------  ----------

  Operating income (loss)           54,366      (27,272)    125,909     (35,427)

  Gain on sale of real estate
    investment                           -    1,329,705           -   1,329,705
                                  --------   ----------    --------  ----------

  Net earnings                    $ 54,366   $1,302,433    $125,909  $1,294,278
                                  ========   ==========    ========  ==========

  Net earnings per limited
    partnership unit              $   2.45   $    58.61    $   5.67  $    58.24
                                  ========   ==========    ========  ==========
  Weighted average number of
    limited partnership units
    outstanding                     22,000       22,000      22,000      22,000
                                  ========   ==========    ========  ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                        Statement of Partners' Capital

                        Six months ended March 31, 1997
                                  (unaudited)

                                                                 Total
                                      General      Limited     partners'
                                     partners     partners      capital
                                    -----------  -----------  -----------

Balances at October 1, 1996          $(113,869)   $2,755,300   $2,641,431

Net income for the six months
  ended March 31, 1997                     126       125,783      125,909
                                     ---------    ----------   ----------

Balances at March 31, 1997           $(113,743)   $2,881,083   $2,767,340
                                     =========    ==========   ==========


   See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows

                   Six Months Ended March 31, 1997 and 1996
                                  (unaudited)

                                                                     Six Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                    1997          1996
                                                                    ----          ----
Cash flows from operating activities:
  Net earnings (loss)                                            $  125,909    $ 1,294,278
  Adjustments to reconcile net loss to
   net cash provided by operating activities
    Depreciation and amortization                                     8,162        264,078
    Gain on sale of property                                              -     (1,329,705)
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable and other assets     (50,562)        20,638
    Decrease in property tax and other escrow deposits                    -        111,511
    Increase (decrease) in payable to managing general
     partner relating to operations                                  89,697       (997,197)
    Decrease in accounts payable and accrued expenses               (11,524)       (31,361)
    Decrease in property taxes payable                              (21,238)      (119,664)
    Decrease in tenants' deposits                                    (3,608)       (26,687)
    Increase (decrease) in unearned rental income                       423        (16,734)
    Decrease in accrued interest payable                               (490)       (32,831)
                                                                 ----------    -----------
      Net cash flows from operating activities                      136,769       (863,674)
                                                                 ----------    -----------

Cash flows used by investing activities:
  Additions to real estate held for sale                             (2,829)        (6,415)
  Deferred leasing costs                                                  -        (37,614)
  Proceeds from sale of property
   net of closing costs and other costs of sale                           -      6,036,740
                                                                 ----------    -----------
  Net cash flows from investing activities                           (2,829)     5,992,711
                                                                 ----------    -----------

Cash flows used in financing activities:
  Advances from (payments to) managing general partner             (600,000)             -
  Reductions in mortgage principal                                  (72,199)    (3,796,981)
  Distributions to limited partners                                       -       (999,900)
                                                                 ----------    -----------
      Net cash flows from financing activities                     (672,199)    (4,796,881)
                                                                 ----------    -----------

Net increase (decrease) in cash and cash equivalents               (538,259)       332,156

Cash and cash equivalents at September 30                         1,240,077        836,140
                                                                 ----------    -----------

Cash and cash equivalents at March 31                            $  701,818    $ 1,168,296
                                                                 ==========    ===========

Supplemental disclosure of cash flow information:
  Interest paid in cash during the six month period              $  182,346    $   376,752
                                                                 ==========    ===========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                March 31, 1997
                                  (unaudited)

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

(2)  Significant Accounting Principles

     Deferred Leasing Costs

     Costs associated with the leasing of the Partnership's shopping center are deferred and amortized over the life of the related leases and are recorded at cost. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space. In fiscal 1997 upon adoption of SFAS 121, described below, these costs are included in real estate held for sale.

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                March 31, 1997
                                  (unaudited)

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                March 31, 1997
                                  (unaudited)

     Statements of Cash Flows

     For purposes of the Statements of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following at March 31:

                                        1997         1996
                                      --------    ----------
       Money Market                   $631,136    $1,103,642
       Operating Cash                   70,682        64,654
                                      --------    ----------
           Cash and Cash Equivalents  $701,818    $1,168,296
                                      ========    ==========

     Use of Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3)  Transactions with Related Parties

     Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Limited Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the quarter ended March 31, 1997 the amount earned by the Managing General Partner was $19,650.

     Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties reduced by management fees paid to others. For the quarter ended March 31, 1997 the amount earned by the Managing General Partner was $1,995.

     Direct Services: The Managing General Partner and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner and its affiliates for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the quarter ended March 31, 1997 such reimbursements totaled $4,320.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                March 31, 1997
                                  (unaudited)

(4)  Liquidity and Debt Maturities

     The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of March 31, 1997, the Partnership had cash reserves of $701,818, while the required minimum amount was $660,000. For the six months ended March 31, 1997, the payable to Managing General Partner decreased by $510,303 to a total of $92,020 as of March 31, 1997. This decrease is the net result of advances from the Managing General Partner totaling $89,697, including the accrual of fees and reimbursements earned by the Managing General Partner, and a payment of $600,000 to the Managing General Partner in the second quarter of fiscal 1997. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1997, if any, to maintain the minimum required cash reserves, as necessary, including any additional reserves to cover remediation costs at Venetian Square Shopping Center. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner which total $92,020, as of March 31, 1997.

     The Managing General Partner is attempting to sell the Partnership's remaining property in fiscal 1997. However, there can be no assurances that the Partnership will sell such property in fiscal 1997. As of March 31, 1997, the Partnership has recorded its remaining real estate investment as property held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for Venetian Square Shopping Center. The Managing General Partner believes that this sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, this sale transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and to make a final distribution to limited partners.

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                March 31, 1997
                                  (unaudited)

(5)  Environmental Contingency

     From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $307,000 to date in connection with the remediation program and since fiscal 1993 has maintained an accrual of $250,000 as a provision for possible additional remediation expenses. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. The estimate of costs and their timing of payment could change as a result of (1) changes to a remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. As a result of these factors, it is not possible for the Partnership to reasonably estimate the amount by which remediation costs may exceed amounts that the Partnership has accrued. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     For the three and six months ended March 31, 1997, the Partnership generated total revenue of $263,219 and $575,423 and incurred total expenses of $208,853 and $449,514, resulting in income from operations of $54,366 and $125,909, respectively. This represents improvements in the Partnership's results of operations when compared to the three and six months ended March 31, 1996 of $81,638 and $161,336, respectively. A gain on the sale of real estate investment, LaRisa Apartments ("LaRisa"), in the amount of $1,329,705 was recorded in the second quarter of fiscal 1996, which resulted in the Partnership reporting net earnings for the three and six months ended March 31, 1996 of $1,302,433 and $1,294,278, respectively. The Partnership generated decreased total revenue, primarily rental and other income, and decreased total expenses in all categories for the six months ended March 31, 1997, primarily due to the sale of LaRisa. The Partnership also reported decreased expenses due to the adoption of Statement of Financial Accounting Standards No. 121. ("SFAS 121") in fiscal 1997. SFAS 121 addresses the accounting for long-lived assets that are expected to be disposed of and has accordingly eliminated depreciation and amortization related to the Partnership's long-lived assets held for sale. A summary of the Partnership's operations and period-to-period comparisons before gain on sale of LaRisa is presented below.

                       Three Months Ended March 31               Six Months Ended March 31
                             (in thousands)                            (in thousands)
                   ------------------------------------     ----------------------------------
                                     Amount                                   Amount
                                       of         %                             of        %
                    1997     1996    Change     Change       1997      1996   Change    Change
                   -----    -----   --------   --------     -----    ------   -------   ------
Total revenue      $ 263    $ 487      $(224)       (46%)   $ 575    $1,105     $(530)     (48%)
Total expenses       209      514        305         59%      450     1,140       690       61%
                   -----    -----      -----                -----    ------   -------
Net operating
  income (loss)    $  54    $ (27)     $  81                $ 125    $  (35)    $ 160
                   =====    =====      =====                =====    ======   =======

     When making period-to-period comparisons, the exclusion of the operations of LaRisa from the prior fiscal quarters' results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, the results of operations of LaRisa have been excluded from the three and six months ended March 31, 1996 in the table below.

                       Three Months Ended March 31               Six Months Ended March 31
                              (in thousands)                           (in thousands)
                   ------------------------------------      ---------------------------------
                                     Amount                                   Amount
                                       of         %                             of        %
                    1997     1996    Change     Change        1997    1996    Change    Change
                   -----    -----   --------   --------      -----   -----   --------   ------
Total revenue      $ 263    $ 278       $(15)        (5%)    $ 575   $ 583       $ (8)      (1%)
Total expenses       209      306         97         32%       450     602        152       25%
                   -----    -----       ----                 -----   -----       ----
Net operating
  income (loss)    $  54    $ (28)      $ 82                 $ 125   $ (19)      $144
                   =====    =====       ====                 =====   =====       ====

     Based upon the proforma amounts presented above, the Partnership generated total revenue of $263,219 and $575,423, for the three and six months ended March 31, 1997 which represent decreases of $14,962 (5%) and $7,866 (1%), respectively, when compared with the corresponding periods of fiscal 1996. Rental income generated by the Partnership's remaining property for the three and six month periods in fiscal 1997 decreased $18,514 (9%) and $27,689 (6%), when compared with fiscal 1996, primarily the result decreased average occupancy at the property in fiscal 1997. Venetian achieved average occupancy of 80% and an average effective rental rate of $8.16 for the second quarter of fiscal 1997, representing a decrease of 10% and an increase of $.20, respectively, when compared to the same period in fiscal 1996. Tenant reimbursement income decreased $4,299 (3%) for the six months ended March 31, 1997 when compared to the corresponding period in fiscal 1996, also the result of increased vacancies at the property. Other income remained constant for the three months ended March 31, 1997 compared to the same period in 1996, while it increased $24,122 for the six months ended March 31, 1997, when compared to fiscal 1996. This increase is the combined result of higher interest income in the current year due to the maintenance of higher cash reserves and the receipt of a refund from a prior insurance carrier of one of the Partnership's sold properties. A summary of the Partnership's properties' average occupancy and average effective rental rates is presented below.


                                                       Second Quarter
                                              Fiscal 1997          Fiscal 1996
                                              -----------          -----------
Multi Family
------------
LaRisa Apartments
  Average Occupancy/(3)/                           N/A                  92%
  Average effective rental rate
    per unit per month /(3)(1)/                    N/A               $ 424

Commercial
----------
Venetian Square Shopping Center
  Average occupancy                                80%                  90%
  Average effective rental rate /(1)(2)/        $8.16                $7.96

/(1)/ Average effective rental rates for apartments are stated in terms of an average effective rental rate per unit per month and for commercial properties they are stated in terms of an average annual effective rental rate per square foot. Effective rental rates take into account the effect of leasing concessions and bad debts.

/(2)/ These rates are "triple net". In addition to this base rent, tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the project.

/(3)/ The computations give effect to the sale of LaRisa Apartments on February
      29, 1996.

     Based on the proforma amounts presented previously, the Partnership incurred total expenses of $208,853 and $449,514 for the three and six months ended March 31, 1997, representing decreases of $97,047 (32%) and $152,690 (25%), respectively, when compared with the corresponding periods of fiscal 1996. A significant factor contributing to the reduced expense in the current fiscal periods is the adoption of SFAS 121. As indicated earlier, SFAS 121 requires the elimination of depreciation and amortization expense on long-lived assets to be disposed of.

For the six months ended March 31, 1997, this amounted to an approximate $136,000 decrease in total expenses.

     For the three and six months ended March 31, 1997 compared to the corresponding periods in fiscal 1996, interest, property taxes, utilities and environmental expenses remained constant.

     Fees and reimbursements to the Managing General Partner decreased $13,761 and $32,653 for the three and six months ended March 31, 1997 compared to the corresponding periods in 1996 due to the sale of LaRisa in the second quarter of 1996 which had the effect of reducing all fees paid by the Partnership to the Managing General Partner.

     Other management fees decreased $657 and $3,331 for the three and six months ended March 31, 1997 when compared to the corresponding periods in 1996 due to the increased number of vacancies and resultant lower rental income, at the Partnership's remaining property in the current fiscal year.

     Repairs and maintenance expense increased $9,538 and $25,333 for the three and six months ended March 31, 1997 compared to the corresponding periods in 1996. A portion of the increase is due to ongoing roof repairs and plumbing work at Venetian Square Shopping Center ("Venetian"). In addition, approximately $8,700 of the increased costs are being completed on behalf of a tenant at Venetian. Upon completion of this general repair work, the Partnership intends to bill the tenant and obtain a reimbursement.

     Other administrative costs decreased $32,877 and $42,123 for the three months ended March 31, 1997 compared to the corresponding period in 1996. This decrease is primarily the result of the elimination of amortization of deferred leasing costs in the current year, a result of adoption of SFAS 121 as discussed previously.

     Liquidity and Capital Resources

     Cash and cash equivalent balances which represent Partnership reserves amounted to $701,818 at March 31, 1997 which represents a decrease of $538,259 when compared with the fiscal 1996 year-end balance. Net cash flows from operating activities for the six months ended March 31, 1997 amounted to $136,769 and included an increase in payable to Managing General Partner relating to operations of $89,697. At March 31, 1997 the payable to Managing General Partner totaled $92,020. Other significant changes in assets and liabilities include an increase in accounts receivable and other assets of $50,562, primarily the result of the prepayment of property taxes in the second quarter of fiscal 1997. Similarly, this resulted in a decrease in property taxes payable of $21,238.

     Net cash flows used in investing activities amounted to $2,829 for the six months ended March 31, 1997, comprised solely of expenditures made for additions to real estate held for sale.

These costs include costs related to tenant finish and lease commissions associated with new tenants and the renewal of existing tenants at Venetian Square Shopping Center.

     Net cash flows used in financing activities amounted to $672,199 for the six months ended March 31, 1997 and is comprised of a payment to the Managing General Partner of $600,000 representing deferred acquisition fees, general reimbursements and prior cash advances; and reductions in mortgage principal in the amount of $72,199.

     The Partnership is required under its Partnership Agreement to maintain cash reserves of 3% of aggregate capital contributions ($660,000). As of March 31, 1997, the Partnership had $701,818 in cash reserves. The Partnership intends to apply any cash flow generated from Partnership operations in fiscal 1997 to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center as discussed below. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid deferred fees earned by the Managing General Partner, which totaled $92,020 as of March 31, 1997.

     To the knowledge of the Managing General Partner, its remaining property is in good physical condition. In fiscal 1997, other than tenant finish and lease commissions associated with the ongoing leasing efforts at Venetian Square Shopping Center there are no other budgeted capital improvements.

     The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1997. However, there can be no assurances that the Partnership will sell this property in 1997. As of March 31, 1997, the Partnership has recorded its remaining real estate investment as real estate held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for the remaining property. The Managing General Partner believes that a sale would provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgage payable; however, this sales transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of Venetian, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

     On October 24, 1996, the Partnership entered into a letter agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by Venetian Square Shopping Center to October 1, 1997. Under the agreement, the Partnership was obligated to pay a $20,000 fee, the interest rate was increased to 10.5% and the monthly payment was increased to $39,098.

     From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $307,000 to date in connection with the remediation program and since fiscal 1993 has maintained an accrual of $250,000 as a provision for possible additional remediation expenses. Management is unable at this time to estimate the full extent of additional expenses that may be incurred. Due to groundwater contamination, the Partnership may incur significant additional remediation costs. The estimate of costs and their timing of payment could change as a result of (1) changes to a remediation plan required by the State Environmental Agency, (2) changes in technology available to treat the site, (3) unforeseen circumstances existing at the site and (4) differences between actual inflation rates and rates assumed in preparing the estimate. As a result of these factors, it is not possible for the Partnership to reasonably estimate the amount by which remediation costs may exceed amounts that the Partnership has accrued. The ultimate resolution of this matter and its impact on the Partnership's financial statements is uncertain.

PART III.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the period covered by this report.

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


                                BOETTCHER WESTERN PROPERTIES III LTD.
                                -------------------------------------
                                             (Registrant)

                                By:  Boettcher Properties, Ltd., as
                                     Managing General Partner

                                     By:  BPL Holdings, Inc., as
                                          Managing General Partner

Dated:  May 22, 1997                 By:  /s/ Thomas M. Mansheim
                                          ----------------------
                                          Thomas M. Mansheim
                                          Treasurer; Principal
                                          Financial and Accounting
                                          Officer of the Partnership