Form 10-Q
period 1997-06-30
BOETTCHER WESTERN PROPERTIES III LTD
filed 1997-08-14
CIK 716822

                                                            Total # of Pages: 18


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  June 30, 1997 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES. EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission File Number   0-11502
                       --------------

                     BOETTCHER WESTERN PROPERTIES III LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            COLORADO                                     84-0911344
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          77 West Wacker Drive
           Chicago, Illinois                             60601
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code     (312)  574-6000
                                                    -------------------


     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No
   -------        -------

                                     INDEX
                                     -----

                                                              Page
                                                              ----


PART I.   Financial Information

     Item 1.   Financial Statements (unaudited)

          Balance Sheets -  June 30, 1997
            and September 30, 1996                               3

          Statements of Operations - Three and nine months
            ended June 30, 1997 and 1996                         4

          Statement of Partners' Capital - Nine
            months ended June 30, 1997                           5

          Statements of Cash Flows - Nine months
            ended June 30, 1997 and 1996                         6

          Notes to Financial Statements                          7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    12

PART II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K                 17

          SIGNATURE                                             18

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (unaudited)

                                                   June 30,        September 30,
                                                     1997              1996
                                                   --------        -------------
            Assets
            ------
Real estate investments, at gross cost
  Properties held for sale                        $        -        $ 8,771,101
  Less discount on related debt                            -           (778,407)
                                                  ----------        -----------
                                                           -          7,992,694

  Less accumulated depreciation                            -         (2,599,948)
                                                  ----------        -----------
                                                           -          5,392,746

Real estate held for sale                          5,569,588                  -
Cash and cash equivalents at cost, which
  approximates market value                          789,484          1,240,077
Accounts receivable and other assets                 137,835             90,146
Debt issuance costs, net of accumulated
  amortization of $43,673 and $33,446,
    respectively                                       3,409             13,637
Deferred leasing costs, net of accumulated
  amortization of $464,022                                 -            174,013
                                                  ----------        -----------
                                                  $6,500,316        $ 6,910,619
                                                  ==========        ===========
    Liabilities and Partners' Capital
    ---------------------------------

Mortgages payable, net of unamortized debt
  discount of $2,509 and $4,525,
    respectively                                  $3,204,118        $ 3,303,685
Payable to managing general partner                  126,030            602,323
Accounts payable and accrued expenses                293,812            296,557
Property taxes payable                                     -             21,238
Tenants' deposits                                     38,458             39,339
Unearned rental income                                 7,041              5,556
Accrued interest payable                                   -                490
                                                  ----------        -----------
Total liabilities                                  3,669,459          4,269,188
                                                  ----------        -----------

Partners' capital
  General partners                                  (111,975)          (113,869)
  Limited partners                                 2,942,832          2,755,300
                                                  ----------        -----------
  Total partners' capital                          2,830,856          2,641,431
                                                  ----------        -----------
                                                  $6,500,317        $ 6,910,619
                                                  ==========        ===========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)
                           Statements of Operations

              Three and nine months ended June 30, 1997 and 1996
                                  (unaudited)


                                        Three Months Ended           Nine Months Ended
                                              June 30,                    June 30,
                                        ------------------           -----------------
                                        1997          1996           1997         1996
                                        ----          ----           ----         ----
Revenue:
  Rental income                        $196,164    $198,148       $593,969     $1,123,126
  Tenant reimbursements for
    common area charges,
    insurance and taxes                  66,528      42,904        203,583        184,258
  Other income                            7,606      14,551         48,169         53,098
                                       --------    --------       --------     ----------
                                        270,298     255,603        845,721      1,360,482
                                       --------    --------       --------     ----------
Expenses:
  Interest, including
    amortization of debt
    discount and debt
    issuance costs                       91,995      91,873        274,831        435,794
  Depreciation                                -      52,681              -        264,078
  Property taxes                         21,238      22,712         64,624        125,550
  Fees and reimbursements to
    managing general partner             24,686      24,951         76,395        109,313
  Other management fees                  12,095      11,219         35,160         60,807
  Salaries of on-site property
    managers                                  -           -              -         62,888
  Repairs and maintenance                23,254      25,122        102,207        126,097
  Utilities                               8,502       8,882         26,433         61,838
  Other administrative                   23,161      34,038         68,820        158,513
  Environmental costs                     1,850       3,224          7,825         10,130
                                       --------    --------       --------     ----------
                                        206,781     274,702        656,295      1,415,008
                                       --------    --------       --------     ----------

  Operating income (loss)                63,517     (19,099)       189,426        (54,526)

  Gain on sale of real estate
    investment                                -           -              -      1,329,705
                                       --------    --------       --------     ----------

  Net earnings (loss)                  $ 63,517    $(19,099)      $189,426     $1,275,179
                                       ========    ========       ========     ==========

  Net earnings (loss) per limited
    partnership unit                   $   2.89    $   (.86)      $   8.61     $    57.38
                                       ========    ========       ========     ==========

  Weighted average number of
    limited partnership units
    outstanding                          22,000      22,000         22,000         22,000
                                       ========    ========       ========     ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                        Statement of Partners' Capital

                        Nine months ended June 30, 1997
                                  (unaudited)


                                                                 Total
                                      General      Limited     partners'
                                      partners     partners     capital
                                      --------     --------    ---------

Balances at October 1, 1996          $(113,869)   $2,755,300   $2,641,431

Net income for the nine months           1,894       187,532      189,426
  ended June 30, 1997                ---------    ----------   ----------

Balances at June 30, 1997            $(111,975)   $2,942,832   $2,830,857
                                     =========    ==========   ==========



See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                    Nine Months Ended June 30, 1997 and 1996
                                  (unaudited)

                                                                        Nine Months Ended
                                                                            June 30,
                                                                    ----------------------
                                                                       1997             1996
                                                                       ----             ----
Cash flows from operating activities:
  Net earnings (loss)                                               $  189,426      $ 1,275,179
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                     12,307          331,588
      Gain on sale of property                                               -       (1,329,705)
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable and other assets        (47,689)          41,060
    Decrease in property tax and other escrow deposits                       -          111,511
    Increase (decrease) in payable to managing general
      partner relating to operations                                   123,707         (956,681)
    Decrease in accounts payable and accrued expenses                   (2,745)           2,794
    Decrease in property taxes payable                                 (21,238)        (140,902)
    Decrease in tenants' deposits                                         (881)         (26,687)
    Increase (decrease) in unearned rental income                        1,485          (17,227)
    Decrease in accrued interest payable                                  (490)         (33,491)
                                                                    ----------      -----------
      Net cash flows from operating activities                         253,882         (742,561)
                                                                    ----------      -----------

Cash flows used by investing activities:
    Additions to real estate held for sale                              (2,829)         (64,149)
    Deferred leasing costs                                                   -          (53,629)
    Proceeds from sale of property
      net of closing costs and other costs of sale                           -        6,036,740
                                                                    ----------      -----------
    Net cash flows from investing activities                            (2,829)       5,918,962
                                                                    ----------      -----------

Cash flows used in financing activities:
    Advances from (payments to) managing general partner              (600,000)               -
    Reductions in mortgage principal                                  (101,646)      (3,832,332)
    Distributions to limited partners                                        -         (999,900)
                                                                    ----------      -----------
      Net cash flows from financing activities                        (701,646)      (4,832,232)
                                                                    ----------      -----------

Net increase (decrease) in cash and cash equivalents                  (450,593)         344,169

Cash and cash equivalents at September 30                            1,240,077          836,140
                                                                    ----------      -----------

Cash and cash equivalents at June 30                                $  789,484      $ 1,180,309
                                                                    ==========      ===========

Supplemental disclosure of cash flow information:
  Interest paid in cash during the nine month period                $  275,321      $   451,438
                                                                    ==========      ===========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 June 30, 1997
                                  (unaudited)


(1)  Financial Statement Adjustments and Footnote Disclosure

     The accompanying financial statements are unaudited. However, Boettcher Properties, Ltd., the Managing General Partner of Boettcher Western Properties III Ltd. (the "Partnership"), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The Managing General Partner believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Western Properties III Ltd. September 30, 1996 Annual Report.


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

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 will be adopted by the Partnership during fiscal 1997 and will require, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Partnership's current method of accounting for environmental remediation costs and, therefore, adoption of this new Statement will not have a material impact on the Partnership's financial position, results of operations or liquidity.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 June 30, 1997
                                  (unaudited)


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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 June 30, 1997
                                  (unaudited)


     Statements of Cash Flows

     For purposes of the Statements of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following at June 30:

                                                1997         1996
                                              --------    ----------
            Money Market                      $631,359    $1,094,504
            Operating Cash                     158,125        85,805
                                              --------    ----------
                Cash and Cash Equivalents     $789,484    $1,180,309
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


(3)  Transactions with Related Parties

     Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Limited Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the quarter ended June 30, 1997 the amount earned by the Managing General Partner was $19,650.

     Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties reduced by management fees paid to others. For the quarter ended June 30, 1997 the amount earned by the Managing General Partner was $716.

     Direct Services: The Managing General Partner and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner and its affiliates for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the quarter ended June 30, 1997 such reimbursements totaled $4,320.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 June 30, 1997
                                  (unaudited)


(4)  Liquidity and Debt Maturities

     The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of June 30, 1997, the Partnership had cash reserves of $789,484, while the required minimum amount was $660,000. For the nine months ended June 30, 1997, the payable to Managing General Partner decreased by $476,293 to a total of $126,030 as of June 30, 1997. This decrease is the net result of advances from the Managing General Partner totaling $123,707, including the accrual of fees and reimbursements earned by the Managing General Partner, and a payment of $600,000 to the Managing General Partner in the second quarter of fiscal 1997. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1997, if any, to maintain the minimum required cash reserves, as necessary, including any additional reserves to cover remediation costs at Venetian Square Shopping Center. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner, which total $126,030 as of June 30, 1997.

     The Managing General Partner is attempting to sell the Partnership's remaining property in fiscal 1997. However, there can be no assurances that the Partnership will sell such property in fiscal 1997. As of June 30, 1997, the Partnership has recorded its remaining real estate investment as property held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for Venetian Square Shopping Center ("Venetian"). The Managing General Partner believes that this sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgages payable; however, this sale transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to maintain the Partnership's minimum required cash reserves, as necessary, including any additional reserves to cover potential remediation costs. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and to make a final distribution to limited partners.

     On October 24, 1995, the Partnership entered into a letter agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by Venetian to October 1, 1997. Under the agreement, the Partnership was obligated to pay a $20,000 fee, the interest rate was increased to 10.5% and the monthly payment was increased to $39,098. If Venetian is not sold prior to October 1,

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                 June 30, 1997
                                  (unaudited)

     1997, the Managing General Partner intends to secure an additional extension on its first mortgage payable to Great West.


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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements (within the meaning of Section 21E. of the Securities Exchange Act of 1934, as amended) representing the Managing General Partner's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," anticipates," and similar expressions as they relate to the Partnership or its management are intended to identify forward-looking statements. The actual results of the Partnership could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Partnership's ability to sell its remaining real estate investment, the levels of income and expenses relating to its real estate investment, and the extent of additional costs to complete environmental remediation at its remaining property. These risks and uncertainties are beyond the ability of the Managing General Partner to control; in many cases, the Managing General Partner cannot predict the risks and uncertainties that could cause actual results to differ from those indicated by the forward-looking statements.

Results of Operations

     For the three and nine months ended June 30, 1997, the Partnership generated total revenue of $270,298 and $845,721 and incurred total expenses of $206,781 and $656,295, resulting in income from operations of $63,517 and $189,426, respectively. This represents improvements in the Partnership's income from operations when compared to the three and nine months ended June 30, 1996 of $82,616 and $243,952, respectively. A gain on the sale of real estate investment, LaRisa Apartments ("LaRisa"), in the amount of $1,329,705 was recorded in the second quarter of fiscal 1996, which resulted in the Partnership reporting net earnings for the nine months ended June 30, 1996 of $1,275,179. The Partnership generated decreased total revenue, primarily rental and other income, and decreased total expenses in all categories for the nine months ended June 30, 1997, primarily due to the sale of LaRisa. The Partnership also reported decreased expenses due to the adoption of Statement of Financial Accounting Standards No. 121. ("SFAS 121") in fiscal 1997. SFAS 121 addresses the accounting for long-lived assets that are expected to be disposed of, and has accordingly eliminated depreciation and amortization related to the Partnership's long-lived assets held for sale. A summary of the Partnership's operations and period-to-period comparisons before gain on sale of LaRisa is presented below:



                       Three Months Ended June 30                   Nine Months Ended June 30
                             (in thousands)                              (in thousands)
                   -----------------------------------              -------------------------


                                      Amount                                    Amount
                                        of       %                                of        %
                   1997     1996      Change   Change          1997     1996    Change    Change
                   -----    -----    -------   -------         -----   ------   -------   ------
Total revenue      $ 270    $ 256      $  14      5%           $ 846   $1,360    $ (514)    (38%)
Total expenses       207      275       ( 68)    25%             656    1,415     ( 759)     54%
                   -----    -----      -----                   -----   ------   -------
Net operating
  income (loss)    $  63    $ (19)     $  82                   $ 190   $  (55)   $  245
                   =====    =====      =====                   =====   ======   =======

     When making period-to-period comparisons, the exclusion of the operations of LaRisa from the prior fiscal year-to-date results allows for a more meaningful analysis of the operations of the

Partnership's remaining investment. For comparison purposes only, the results of operations of LaRisa have been excluded from the nine months ended June 30, 1996 in the table below.

                       Three Months Ended June 30           Nine Months Ended June 30
                             (in thousands)                    (in thousands)
                       --------------------------         ---------------------------


                                     Amount                         Pro     Amount
                                       of         %                Forma      of        %
                   1997     1996     Change    Change     1997      1996    Change    Change
                   -----    -----   --------   -------    -----    -----   --------   ------
Total revenue      $ 270    $ 256       $ 14      5%      $ 846    $ 839      $   7        1%
Total expenses       207      275        (68)    25%        656      877       (221)      25%
                   -----    -----       ----              -----    -----   --------
Net operating
  income (loss)    $  63    $ (19)      $ 82              $ 190    $ (38)     $ 228
                   =====    =====       ====              =====    =====   ========

   Based upon the actual and proforma amounts presented above, the Partnership generated total revenue of $270,298 and $845,721, for the three and nine months ended June 30, 1997 which represent increases of $14,695 (5%) and $6,829 (1%), respectively, when compared with the corresponding periods of fiscal 1996. Rental income generated by the Partnership's remaining property for the three and nine month periods in fiscal 1997 decreased $1,984 (1%) and $29,673 (5%), when compared with the corresponding periods in fiscal 1996, primarily the result of decreased average occupancy at the property in fiscal 1997. Venetian achieved average occupancy of 79% and an average effective rental rate of $8.48 for the third quarter of fiscal 1997, representing a decrease of 8% and an increase of $.72, respectively, when compared to the same period in fiscal 1996. Tenant reimbursement income increased $19,325 (10%) for the nine months ended June 30, 1997 when compared to the corresponding period in fiscal 1996, as a result of increased tenant assessments for common area maintenance based upon the costs of operations. Other income remained constant for the three months ended June 30, 1997 compared to the same period in 1996, while it increased $17,177 for the nine months ended June 30, 1997, when compared to the same period in fiscal 1996. This increase is the combined result of higher interest income in the current year due to the maintenance of higher cash reserves and the receipt of a refund from a prior insurance carrier of one of the Partnership's former real estate investments. A summary of the Partnership's remaining property's average occupancy and average effective rental rates is presented below.

                                                  Third Quarter
                                             Fiscal 1997   Fiscal 1996
                                           --------------  ------------
Commercial
----------
Venetian Square Shopping Center
  Average occupancy                                   79%           87%
  Average effective rental rate (1) (2)            $8.48         $7.76

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

     Based on the actual and proforma amounts presented previously, the Partnership incurred total expenses of $206,781 and $656,295 for the three and nine months ended June 30, 1997, representing decreases of $67,921 (25%) and $220,611 (25%), respectively, when compared with the corresponding periods of fiscal 1996. A significant factor contributing to the reduced expense in the current fiscal periods is the adoption of SFAS 121. As indicated earlier, SFAS 121 requires the elimination of depreciation and amortization expense on long-lived assets to be disposed of. For the nine months ended June 30, 1997, this amounted to an approximate $136,000 decrease in total expenses.

     For the three and nine months ended June 30, 1997, as compared to the corresponding periods in fiscal 1996, interest, property taxes, utilities and environmental expenses remained constant.

     Fees and reimbursements to the Managing General Partner decreased $265 and $32,918 for the three and nine months ended June 30, 1997 as compared to the corresponding period in 1996 due to the sale of LaRisa in the second quarter of 1996 which had the effect of reducing all fees paid by the Partnership to the Managing General Partner.

     Other management fees decreased $2,455 for the nine months ended June 30, 1997 as compared to the corresponding period in 1996, due to the increased number of vacancies and resultant lower rental income, at the Partnership's remaining property in the current fiscal year.

     Repairs and maintenance expense increased $23,464 for the nine months ended June 30, 1997 as compared to the corresponding period in 1996. A portion of the increase is due to ongoing roof repairs and plumbing work at Venetian Square Shopping Center ("Venetian"). In addition, approximately $8,700 of the increased costs are being completed on behalf of a tenant at Venetian. Upon completion of this general repair work, the Partnership intends to bill the tenant and obtain a reimbursement.

     Other administrative costs decreased $40,995 and $53,002 for the three and nine months ended June 30, 1997 compared to the corresponding periods in 1996. The decrease is primarily the result of the elimination of amortization of deferred leasing costs in the current year, a result of adoption of SFAS 121 as discussed previously.

     Liquidity and Capital Resources

     Cash and cash equivalent balances which represent Partnership reserves amounted to $789,484 at June 30, 1997 which represents a decrease of $450,593 when compared with the fiscal 1996 year-end balance. Net cash flows from operating activities for the nine months ended June 30, 1997 amounted to $253,882 and included an increase in payable to Managing General Partner relating to operations of $123,707. At June 30, 1997 the payable to Managing General Partner totaled $126,030. Other significant changes in assets and liabilities include an increase in accounts receivable and other assets of $47,689, primarily as the result of the prepayment of property taxes in the third quarter of fiscal 1997. Similarly, this resulted in a decrease in property taxes payable of $21,238.

     Net cash flows used in investing activities amounted to $2,829 for the nine months ended June 30, 1997, comprised solely of expenditures made for additions to real estate held for sale. These costs include costs related to tenant finish and lease commissions associated with new tenants and the renewal of existing tenants at Venetian Square Shopping Center.

     Net cash flows used in financing activities amounted to $701,646 for the nine months ended June 30, 1997 and is comprised of a payment to the Managing General Partner of $600,000 representing deferred acquisition fees, general reimbursements and repayment of prior cash advances; and reductions in mortgage principal in the amount of $101,646.

     The Partnership is required under its Partnership Agreement to maintain cash reserves of 3% of aggregate capital contributions ($660,000). As of June 30, 1997, the Partnership had $789,484 in cash reserves. The Partnership intends to apply any cash flow generated from Partnership operations in fiscal 1997 to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover potential remediation costs of the petroleum contamination at Venetian Square Shopping Center as discussed below. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid deferred fees earned by the Managing General Partner, which totaled $126,030 as of June 30, 1997.

     To the knowledge of the Managing General Partner, its remaining property is in good physical condition. In fiscal 1997, other than tenant finish and lease commissions associated with the ongoing leasing efforts at Venetian Square Shopping Center, there are no other budgeted capital improvements.

     The Managing General Partner is attempting to sell the Partnership's remaining real estate investment in fiscal 1997. However, there can be no assurances that the Partnership will sell this property in 1997. As of June 30, 1997, the Partnership has recorded its remaining real estate investment as real estate held for sale. The Partnership has entered into a listing agreement with an unrelated real estate brokerage firm to act as the exclusive selling agent for the remaining property. The Managing General Partner believes that a sale would provide net proceeds to the Partnership after the payment of sales costs, closing costs and mortgage payable; however, this sales transaction may include both cash at closing and deferred payments to the Partnership. The ability of the Partnership to sell Venetian Square Shopping Center may be adversely affected by the potential remediation costs of the petroleum contamination on a parcel of land adjacent to and part of the property. The Partnership intends to apply net sales proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and the sale of Venetian, including amounts owed to the Managing General Partner. Thereafter, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

     On October 24, 1996, the Partnership entered into a letter agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by Venetian Square Shopping Center to October 1, 1997. Under the agreement, the

Partnership was obligated to pay a $20,000 fee, the interest rate was increased to 10.5% and the monthly payment was increased to $39,098. If Venetian is not sold prior to October 1, 1997, the Managing General Partner intends to secure an additional extension on its first mortgage payable to Great West.

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


                    BOETTCHER WESTERN PROPERTIES III LTD.
                    -------------------------------------
                                (Registrant)

                    By:  Boettcher Properties, Ltd., as
                         Managing General Partner

                         By:  BPL Holdings, Inc., as
                              Managing General Partner

Dated:  August 14, 1997  By:  /s/ Thomas M. Mansheim
                              ----------------------
                              Thomas M. Mansheim
                              Treasurer; Principal
                              Financial and Accounting
                              Officer of the Partnership