Form 10-K
period 1997-09-30
BOETTCHER WESTERN PROPERTIES III LTD
filed 1998-01-13
CIK 716822

                                                            Total # of Pages: 47

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended    September 30, 1997
                                ----------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       None       to        None
                                   -----------------     ------------------
     Commission file number           0-11502
                           ------------------------------


                     BOETTCHER WESTERN PROPERTIES III LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               COLORADO                                 84-0911344
---------------------------------------   --------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

77 West Wacker Drive, Chicago, Illinois                   60601
---------------------------------------   --------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (312) 574-6000
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
          Title of each class                        which registered
          -------------------                        ----------------


                  None                                     None
---------------------------------------   --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               [X] Yes   [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of Affiliate in Rule 405, 17 C.F.R. 230.405.)

                                     INDEX

                                       PART I                                 Page
                                       ------

  Item 1.  Business                                                            3
  Item 2.  Properties                                                          7
  Item 3.  Legal Proceedings                                                   8
  Item 4.  Submission of Matters to a Vote of Holders
           of Limited Partnership Interests                                    8

                                       PART II
                                       -------

  Item 5.  Market of the Registrant's Limited Partnership Interests and
           Related Limited Partner Matters                                     8
  Item 6.  Selected Financial Data                                            10
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11
  Item 8.  Financial Statements and Supplementary Data                        18
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           34

                                       PART III
                                       --------

  Item 10. Directors and Executive Officers of the Registrant                 34
  Item 11. Executive Compensation                                             36
  Item 12. Security Ownership of Certain Beneficial Owners and Management     36
  Item 13. Certain Relationship and Related Transactions                      37

                                       PART IV
                                       -------

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    38

  SIGNATURES                                                                  43

Forward Looking Statements
--------------------------

The following discussion should be read in conjunction with the Partnership's financial statements and notes thereto contained in Item 8 of this report. In addition to historical information, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations", and discussion on "Business" contain forward-looking statements. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to the sale of assets of the Partnership, as well as assumptions relating to the foregoing.

Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this annual report, including the notes to the consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include those discussed below.
                                     PART I
                                     ------

Item 1.  BUSINESS
         --------

General
-------

Boettcher Western Properties III Ltd. (the "Partnership") was organized in March 1983 as a Colorado limited partnership. The Partnership's primary business is to own and operate income-producing properties. At September 30, 1997, the Partnership owned and operated one shopping center located in Stockton, California known as Venetian Square Shopping Center, which is being held for sale (the "Remaining Property" or "Venetian"). The Remaining Property is more fully described in Item 2 of this report.

The Partnership, as of September 30, 1997, did not directly employ any persons; it is however, a party to a Management Agreement with Boettcher Properties, Ltd. Under the terms of the Management Agreement, Boettcher Properties, Ltd. is responsible for the day-to-day operations of the Partnership, and operating and managing its investments. All regular employees rendering service on behalf of the Partnership are employees of Boettcher Properties, Ltd. or its affiliates. The Remaining Property is owned directly by the Partnership and is managed by an independent, third-party property manager who performs daily property management services.

The General Partners of the Partnership are Boettcher Properties, Ltd. and Boettcher 1983 Associates, Ltd. (the "General Partners"), both Colorado limited partnerships. The Managing General Partner of the Partnership is Boettcher Properties, Ltd. (the "Managing General Partner") and the Associate General Partner is Boettcher 1983 Associates, Ltd. (the "Associate General Partner"). With limited exceptions, the General Partners of the Partnership have exclusive control over the business of the Partnership, which control is exercised only by the Managing General Partner.

For the fiscal year ended September 30, 1997, gross rents and tenant reimbursements generated by the Partnership's income-producing properties represented 95% of total Partnership revenue. Monthly rental income is derived from tenant leases at Venetian. Commercial leases at Venetian contain lease terms which vary from one year up to five years for most tenants, and up to twenty-five years for major anchor tenants. These leases permit the pass through by the Partnership of taxes, insurance and common area operating costs to the tenants. See "Statements of Operations" contained in Item 8 of this report for a summary of the Partnership's revenue components for the last three fiscal years.

Competition
-----------

The Partnership faces active competition in all aspects of its business. The Partnership competes with entities which own properties similar in type to the one owned by the Partnership. The ability of the Partnership to compete with these entities depends on many factors, including the location, size, condition of its facilities and the availability of similar facilities. When comparable space is available in a general location, the Partnership competes through rental rates and lease terms, among other variables. In selling the Remaining Property, the Partnership competes with sellers of other income-producing properties for prospective purchasers. While no statistical information is currently available to delineate the Partnership's competitive position, many of its competitors are believed to have assets and revenues greater than those of the Partnership.

Cash Reserves and Debt Maturities
---------------------------------

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of September 30, 1997, the Partnership had cash reserves of $855,739, while the required minimum amount was $660,000. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1998, if any, to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover any contingent liabilities. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements, all unpaid property management fees and all deferred fees earned by the Managing General Partner, which total $53,078, $8,640, $1,964 and $131,321, respectively, as of September 30, 1997.

At the end of September 1997, the Partnership entered into an agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by the Remaining Property to December 31, 1997. Under the extension agreement the Partnership paid an extension fee of $2,500. As of December 31, 1997, the Partnership's first mortgage secured by the Remaining Property, amounted to approximately $3,125,850. This mortgage matured on December 31, 1997, and on January 9, 1998, the Managing General Partner obtained a verbal extension of the mortgage financing through January 15, 1998, which the Managing General Partner believes, should be sufficient to permit the Partnership to sell the Remaining Property. In the event the mortgage financing cannot be extended after January 15, 1998, the Managing General Partner believes it could refinance the first mortgage payable at terms favorable to the Partnership due to current market conditions.

Sale of Venetian Square Shopping Center
---------------------------------------

The Partnership attempted to sell the Remaining Property in the fiscal year ended September 30, 1997. The existence of petroleum contamination has limited the potential buyers of the Remaining Property. Specifically, it has prevented marketing to many institutional buyers and public real estate investment trusts. The Partnership had to focus its marketing efforts on entrepreneurial investors who are not subject to financing or other constraints due to the environmental remediation issues.

Despite the difficulty in marketing the Remaining Property, the Partnership entered into a purchase and sale agreement, which became effective on July 17, 1997, as amended or supplemented from time to time (the "Purchase and Sale Agreement"), for the sale of the Remaining Property for a sale price of $7,275,000. Certain contingencies delayed the expected sale closing date into the early part of 1998. The purchaser's obligation to complete the sale remains subject to customary closing conditions, and there can be no assurances that the Partnership will sell the Remaining Property in 1998. Upon closing of the sale of the Remaining Property, the sale proceeds will be used to repay the mortgages secured by the Remaining Property and expenses of sale (including, without limitation, the cost of purchasing insurance covering unknown environmental contamination). Thereafter, the Managing General Partner will proceed to liquidate and dissolve the Partnership, applying the remaining net proceeds from the sale of the Remaining Property and any other funds of the Partnership in the following manner:

(a) to the payment of remaining debts and liabilities of the Partnership and expenses of liquidation;

(b) to setting up cash reserves, if necessary, to cover any contingent liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership; and

(c)  to distributions to the limited partners.

Once this liquidation has been completed, the operations of the Partnership will cease and the Partnership will be dissolved.

The Managing General Partner believes that the sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs, and mortgages payable. The Partnership continues to classify the Remaining Property as real estate held for sale at September 30, 1997.


Other Factors
-------------

Seasonal weather conditions do not have a material impact on the operations of Venetian, although the usage of water, gas, electricity and the attendant expense, to the extent not paid by the tenants, may vary according to the particular season.

With the exception of the environmental assessment undertaken at Venetian, federal, state and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations of the Remaining Property nor on the capital expenditures, earnings or competitive position of the Partnership and no material effect is anticipated in the future.

Environmental site assessments have been performed on a parcel of land adjacent to and part of Venetian. This parcel of land had previously been operated as a card-lock fuel station containing underground fuel storage tanks. In fiscal 1992, these underground fuel storage tanks were excavated. Soil and groundwater assessments revealed petroleum contaminates, resulting in the Partnership's participation in an environmental remediation effort. On December 31, 1997, the San Joaquin County Environmental Health Division issued a "no further action required" letter (the "Closure Letter"), confirming completion of the remediation effort with regard to the contaminates released from the underground storage tanks. For additional discussion on how this matter affected the financial operating results of the Partnership and history of the environmental contamination and the Partnership's remediation efforts, refer to Note 7 to the Financial Statements contained in Item 8 of this report.

From time to time the Partnership has analyzed potential sources of reimbursement for environmental remediation expenses. As a result, the Partnership made an inquiry to the California State Water Resources Control Board as to a potential reimbursement claim. On January 6, 1998, the Partnership received correspondence from the California State Water Resources Control Board indicating that the Partnership's claim for reimbursement filed under the Underground Storage Tank Cleanup Fund Program has been accepted for review. The Partnership is currently working on submitting all of the required information within the prescribed preliminary filing guidelines. The Managing General Partner is unable at this time to determine the amount of reimbursement, if any, that the Partnership may receive as a result of this filing. Accordingly, no adjustments have been made to the financial statements contained in Item 8 of this report.

Other federal, state and local laws and regulations regarding the operation of commercial rental property, including requirements of the Americans with Disabilities Act, may require that the Partnership incur capital expenditures to ensure compliance. At this time, it is not anticipated that these capital expenditures will materially affect the Partnership's cash flows.

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

The business of the Partnership to date has involved only one industry segment; accordingly, all information required by Item 101(b) of Regulation S-K is included in the Financial Statements contained in Item 8 of this report. The Partnership has no foreign operations.

Item 2.  PROPERTIES
         ----------

At September 30, 1997, the Partnership owned and operated one shopping center, which is subject to the Purchase and Sale Agreement, as more fully described below:

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

As of September 30, 1997, the Partnership continues to classify the Remaining Property as real estate held for sale.

For information regarding the indebtedness to which the Remaining Property is subject, see Notes 3, 6 and 8 to the Financial Statements as contained in Item 8 of this report.

The Remaining Property is subject to the Purchase and Sale Agreement. The sale price under the Purchase and Sale Agreement is $7,275,000. The buyer has deposited a total of $60,000 earnest money with respect to the Purchase and Sale Agreement. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for a more detailed discussion of the proposed sale.

     Average weighted average occupancies and weighted average effective rental rates generated by the Remaining Property in the five fiscal years ended September 30, were as follows:

                                  1st     2nd     3rd     4th
                                  Qtr     Qtr     Qtr     Qtr    Fiscal   Fiscal   Fiscal   Fiscal   Fiscal
                                  1997    1997    1997    1997    1997     1996     1995     1994     1993
                                 -----   -----   -----   -----   ------   ------   ------   ------   ------
Commercial
----------
Venetian Square
  Shopping Center
Weighted average occupancy         84%     80%     79%     77%      80%      88%      91%      95%      93%
Average effective rental rate
  per square foot(1)             $8.40   $8.15   $8.48   $7.93    $8.24    $7.99    $8.54    $8.57    $8.59


 (1) These rates are "triple net." In addition to this base rent, tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

The Remaining Property has one tenant occupying 10% or more of the total rentable square footage. Save Mart Supermarkets is a party to a 25 year lease expiring September 10, 2004 at Venetian and is a provider of full service grocery products. The rent per annum is approximately $204,000. Save Mart Supermarkets has the option of renewing the lease for three consecutive 5-year lease terms.


The following table sets forth a schedule of lease expirations for the next ten years, including: (a) the number of tenants whose leases will expire, (b) the total area in square feet covered by such leases, (c) the annual rental represented by such leases, and (d) the percentage of gross annual rental represented by such leases.

As of September 30, 1997:
Venetian Square Shopping Center
-------------------------------

                              1998      1999       2000      2001      2002      2003       2004   2005      2006   2007
                          --------   -------   --------   -------   -------   -------   --------   ----  --------   ----
No. of tenants                   4         3          3         1         1         2          2      -         1      -
Total square footage        11,534     5,487      6,922     1,400     4,815     3,682     46,580      -     9,276      -
Annual rent               $165,618   $93,171   $114,367   $19,308   $68,967   $60,304   $239,238      -  $120,533      -
% of gross annual rent          19%       11%        13%        2%        8%        7%        27%     -        13%     -

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

                                    PART II
                                    -------

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED LIMITED PARTNER MATTERS

         At September 30, 1997, 22,000 Units were outstanding and held by approximately 1,830 limited partners. Based on a review of the Partnership's records, Summit Venture L.P. owned 1,110 Units, representing 5.05% of the outstanding units. The Partnership's records did not reveal any other person or group of persons who were on record as owning more than 5% of the outstanding Units.

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

     Historically, the Partnership has not made regular distributions, rather, the Partnership has made distributions when it has deemed its cash reserves to be in excess of amounts required. On March 21, 1996, as a result of the sale of LaRisa Apartments, a distribution of $999,900 ($45.45/Unit) was made to limited partners. The following table sets forth a summary of distributions made to limited partners for the three years ended September 30, 1997 on an aggregate and per unit basis:

                         1997           1996           1995
                         ----           ----           ----
                            Per              Per           Per
Distributions        Total  Unit   Total     Unit   Total  Unit
                     -----  ----  --------  ------  -----  ----
From operations      $   -     -  $      -  $       $   -     -
Return of capital        -     -   999,900   45.45      -     -
                     -----  ----  --------  ------  -----  ----
      Total          $   -     -  $999,900  $45.45  $   -     -
                     =====  ====  ========  ======  =====  ====

     The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1998, if any, to maintain the Partnership's minimum required cash reserves, as necessary, including any reserves deemed necessary by the Managing General Partner to cover contingent liabilities. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner and, upon sale of the Remaining Property, make final distributions to the limited partners.

     The Partnership attempted to sell the Remaining Property in the fiscal year ended September 30, 1997 and in the process, entered into the Purchase and Sale Agreement as described previously. The Managing General Partner expects a sale of the Remaining Property to occur in the early part of 1998; however, there can be no assurance that such sale will occur. Upon closing of the sale of the Remaining Property, the sale proceeds will be used to repay the mortgages secured by the Remaining Property and expenses of sale (including, without limitation, the cost of purchasing insurance covering unknown environmental contamination). Thereafter, the Managing General Partner will proceed to liquidate and dissolve the Partnership, applying the remaining net proceeds from the sale of the Remaining Property and any other funds of the Partnership in the following manner:

(a) to the payment of remaining debts and liabilities of the Partnership and expenses of liquidation;

(b) to setting up cash reserves, if necessary, to cover any contingent liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership; and

(c)  to distributions to the limited partners.

     Once this liquidation has been completed, the operations of the Partnership will cease and the Partnership will be dissolved.

     The Managing General Partner believes that the sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs, and mortgages payable. The Partnership continues to classify the Remaining Property as real estate held for sale at September 30, 1997.

     The Remaining Property is subject to the Purchase and Sale Agreement. The sale price under the Purchase and Sale Agreement is $7,275,000. The buyer has deposited a total of $60,000 earnest money with respect to the Purchase and Sale Agreement. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for a more detailed discussion of the proposed sale.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

                     BOETTCHER WESTERN PROPERTIES III LTD.
                           SELECTED FINANCIAL DATA/(a)/

                            As of or for the year ended September 30,
                                1997        1996          1995          1994          1993
                             ----------  -----------  ------------  ------------  ------------

Total revenue                $1,071,468  $1,631,685   $ 2,508,536   $ 4,521,349   $ 5,191,770

Operating income (loss)         449,323     (85,603)     (146,895)     (492,317)   (1,391,737)

Gain (loss) on sale
  or disposition of
  real estate investments             -   1,329,705             -     1,441,887      (154,921)
                             ----------  ----------   -----------   -----------   -----------

Net earnings (loss)          $  449,323  $1,244,102   $  (146,895)  $   949,570   $(1,546,658)
                             ==========  ==========   ===========   ===========   ===========

Per Unit:/(b)/
  Net earnings (loss)            $20.42  $    55.98        $(6.61)  $     42.73       $(69.60)
  Cash distribution                   -       45.45             -        125.00             -

Total assets                 $6,800,824  $6,910,619   $11,665,669   $11,895,397   $25,694,558

Mortgages payable            $3,169,358  $3,303,685   $ 7,153,781   $ 7,339,842   $18,075,625


(a) The above selected financial data should be read in conjunction with the Financial Statements and related Notes contained in Item 8 of this report.
(b) Per Unit data is based upon the 22,000 weighted average Units outstanding during each fiscal year.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
---------------------

1997 as compared to 1996:

September 30, 1997 marked the close of the Partnership's fourteenth year of operations. The Partnership currently owns and operates one shopping center located in Stockton, California known as Venetian Square Shopping Center, (the "Remaining Property" or "Venetian") which is being held for sale.

For the fiscal year ended September 30, 1997, the Partnership generated total revenue of $1,071,468, and incurred total expenses of $622,145, resulting in operating income of $449,323. The Partnership's fiscal 1997 operating income increased $534,926 when compared with fiscal 1996. The increase in income from operations is due primarily to the adoption of Statement of Financial Accounting Standards No. 121. ("SFAS 121") in fiscal 1997. SFAS 121 addresses the accounting for long-lived assets that are expected to be disposed of, and has accordingly eliminated depreciation and amortization related to the Partnership's long-lived assets held for sale. For the year ended September 30, 1997 no depreciation or amortization related to the Partnership's real estate held for sale was recorded. In fiscal 1996, the depreciation and amortization related to this asset amounted to approximately $271,000. In addition, in fiscal 1997 the Partnership reduced its accrual for environmental remediation by $225,000 based on favorable information received from state regulatory agencies. This resulted in a credit of $216,177 in environmental expenses for the year ended September 30, 1997. Total revenue, primarily rental and other income, decreased, and total expenses decreased in all categories for the year ended September 30, 1997 due in part from the sale of LaRisa Apartments ("LaRisa") in the second quarter of 1996. A summary of the Partnership's operations and period-to-period comparisons is presented below.

                              For the year ended September 30,
                                        In thousands
                                        ------------

                                               Amount of      %
                            1997      1996      Change      Change
                           ------     -----    ---------    ------

Total revenue              $1,071     1,632         (561)   (34%)
Total expenses                622     1,717       (1,095)   (64%)
                           ------     -----       ------

Operating income (loss)    $  449       (85)         534
                           ======     =====       ======

When making period-to-period comparisons, the exclusion of LaRisa's operations from the prior fiscal year's results allows for a more meaningful analysis of the operations of the Partnership's remaining investment. For comparison purposes only, LaRisa's results of operations have been excluded in the fiscal 1996 amounts in the table below.


                              For the years ended September 30
                                       (In thousands)
                                       --------------
                                       Pro    Amount
                                      Forma     of        %
                              1997    1996    Change    Change
                             ------  -------  -------  --------
Total revenue                $1,071   1,111      (40)      (4%)
Total expenses                  622   1,179     (557)     (47%)
                             ------   -----     ----

Operating income (loss)      $  449     (68)     517
                             ======   =====     ====

Based upon the proforma amounts presented above, total revenue generated by the Partnership for the year ended September 30, 1997, amounted to $1,071,468, representing a decrease of $38,628 (4%) compared with the proforma revenues of fiscal 1996. The Remaining Property generated rental income of $773,819 in fiscal 1997, which represents a decrease of $49,971 (6%) when compared with fiscal 1996. Venetian achieved an average occupancy of 80% and an average effective rental rate per square foot of $8.24, representing a decrease of 8% and an increase of $.25, respectively, when compared with fiscal 1996. The decrease in rental income at Venetian is directly related to the increased vacancies at the shopping center in the current fiscal year. The Managing General Partner believes the decrease in average occupancies at Venetian is due to a certain extent to the bankruptcy of a junior anchor tenant and the subsequent effect that bankruptcy had on other tenants at the property. For additional information on the historical average occupancies and average effective rental rates for the Partnership's Remaining Property, refer to the table provided in Item 2 of this report. Tenant reimbursement income generated by the Remaining Property increased $11,268 (5%) in fiscal 1997 when compared with fiscal 1996, as a result of increased tenant assessments for common area maintenance based upon costs of operations. Other income remained relatively stable in fiscal 1997 when compared with fiscal 1996.

Based upon the proforma table provided above, total expenses incurred by the Partnership amounted to $622,145 in fiscal 1997, a decrease of $557,044 (47%) when compared with the proforma amounts of fiscal 1996. As indicated earlier, the largest components of this decrease are the adoption of SFAS 121 in fiscal 1997 and the reduction of the Partnership's accrual for environmental remediation. Fees and reimbursements to the Managing General Partner decreased $31,917 (24%) in fiscal 1997 when compared with fiscal 1996. This decrease is the result of the elimination of the accrual of deferred acquisition fees related to LaRisa beginning in the second quarter of 1996. Repairs and maintenance increased $4,986 (4%) in fiscal 1997. This increase is primarily the result of ongoing roof repairs and plumbing work at Venetian. Other administrative expense decreased $17,682 (23%) in fiscal 1997 when compared to fiscal 1996, primarily the result of the write off of approximately $20,000 of past due rents deemed uncollectible in fiscal 1996, as well as the elimination of amortization of deferred leasing costs in the current year, also a result of the adoption of SFAS 121.

1996 as compared to 1995:

For the fiscal year ended September 30, 1996, the Partnership generated total revenue of $1,631,685, and incurred total expenses of $1,717,288, resulting in an operating loss of $85,603. The Partnership's fiscal 1996 operating loss decreased $61,292 (42%) when compared with fiscal 1995. A gain on the sale of real estate investments, LaRisa, in the amount $1,329,705, was recorded in the second quarter of fiscal 1996 as more fully discussed in Note 2 to the Financial Statements contained in Item 8 of this report. Due to the gain on sale of real estate investments, the Partnership generated net earnings of $1,244,102. Total revenue decreased, primarily rental and other income, and total expenses decreased in all categories, primarily due to the sale of LaRisa.

When making period-to-period comparisons, the exclusion of LaRisa's operations from the current and prior fiscal year's results allows for a more meaningful analysis of the operations of the Partnership's Remaining Property. For comparison purposes only,

LaRisa's results of operations have been excluded in both fiscal 1996 and 1995 in the table below.

                                September 30
                               (In Thousands)
                               --------------
                    Pro     Pro    Amount
                   Forma   Forma     of        %
                   1996    1995    Change    Change
                  -------  -----   -------   ------
Total revenue     $1,111   1,218     (107)    (9%)
Total expenses     1,179   1,324     (145)   (11%)
                  ------   -----     ----

Operating loss    $  (68)   (106)      38
                  ======   =====     ====

Based upon the pro forma amounts presented above, total revenue generated by the Partnership, excluding LaRisa, amounted to $1,110,096, representing a decrease of $107,929 (9%) compared with fiscal 1995. The Partnership's Remaining Property generated rental income of $823,790 in fiscal 1996, which represents a decrease of $86,809 (10%) when compared with fiscal 1995. Venetian achieved an average occupancy of 88% and an average effective rental rate per square foot of $7.99, representing decreases of 3% and $.55, respectively, when compared with fiscal 1995. For additional information on the historical average occupancies and average effective rental rates for the Partnership's real estate investments, refer to the table provided in Item 2 of this report. Tenant reimbursement income generated by Venetian decreased $41,459 (15%) in fiscal 1996 when compared with fiscal 1995 due to increased vacancies in the current fiscal year. Other income increased $20,339 (56%) in fiscal 1996 when compared with fiscal 1995 primarily as a result of increased interest earned by the Partnership due to the maintenance of larger cash reserve balances.

Based upon the pro forma amounts provided above, total expenses, excluding LaRisa, incurred by the Partnership amounted to $1,179,189 in fiscal 1996, a decrease of $144,983 (11%) when compared with fiscal 1995. The largest component of this decrease is the $55,540 decrease in environmental expense associated with the remediation of petroleum contamination at Venetian as more fully discussed below and in Note 7 to the Financial Statements contained in
Item 8 of this report. Property tax expense decreased $22,211 (22%) in fiscal 1996 primarily the result of a successful appeal related to the property's assessed value and subsequent reduction in property tax assessments at Venetian. Fees and reimbursements to the Managing General Partner decreased $53,363 (29%) in fiscal 1996 when compared with fiscal 1995. This decrease is the result of the elimination of the accrual of deferred acquisition fees related to LaRisa beginning in the second quarter of 1996. Repairs and maintenance decreased $11,644 (9%) in fiscal 1996. This decrease is primarily the result of underground water leak repairs and parking lot repairs done in fiscal 1995 at Venetian. Other administrative expense increased $15,862 (10%) in fiscal 1996 when compared to fiscal 1995, primarily the result of the write off of approximately $20,000 of past due rents deemed uncollectible.

Liquidity and Capital Resources
-------------------------------

Combined cash and cash equivalent balances, which represent Partnership reserves, were $855,739 at September 30, 1997, representing a decrease of $384,338 when compared with fiscal 1996 year-end balances. Net cash used by operating activities in fiscal 1997 amounted to $41,657. The most significant change in assets and liabilities in fiscal 1997 relates to an decrease in payable to Managing General Partner relating to operations of $407,320. This decrease represents current year net payments made to the Managing General Partner to fund the Partnership's ongoing operations.
At September 30, 1997 the payable to Managing General Partner totaled $195,003. Accounts receivable and other assets increased $82,678 over the prior fiscal year due to the purchase of environmental liability insurance that was accrued at September 30, 1997.

Net cash used by investing activities in fiscal 1997 amounted to $203,002 and is comprised solely of expenditures made for additions to real estate held for sale. These costs include costs related to tenant finish and lease commissions associated with new tenants and the renewal of existing tenants at Venetian.
The majority of these costs relate specifically to the acquisition of a new junior anchor tenant at the center in fiscal 1997.

Net cash used by financing activities amounted to $139,679 in fiscal 1997, primarily comprised of reductions in mortgage principal of $137,179.

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of September 30, 1997, the Partnership had $855,739 in cash reserves. The Partnership intends to apply cash flow generated from Partnership operations in fiscal 1998, if any, to maintain minimum required cash reserves, including any additional reserves deemed necessary by the Managing General Partner to cover any contingent liabilities. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements, all unpaid property management fees and all deferred fees earned by the Managing General Partner, which total $53,078, $8,640, $1,964 and $131,321 respectively, as of September 30, 1997.

To the knowledge of the Managing General Partner, the Remaining Property is in good physical condition. During fiscal 1997, no major capital expenditures were made at the Remaining Property, other than tenant finish costs associated with ongoing leasing efforts. However, the Remaining Property is in excess of 18 years of age and the Managing General Partner believes that it will require, over the next one to two-year period, from $200,000 to $250,000 of maintenance and capital improvements for roof and facade repairs to maintain its competitive position.

The Partnership attempted to sell the Remaining Property in the fiscal year ended September 30, 1997. The existence of petroleum contamination has limited the potential buyers of the Remaining Property. Specifically, it has prevented marketing to many institutional buyers and public real estate investment trusts. The Partnership had to focus its marketing efforts on entrepreneurial investors who are not subject to financing or other constraints due to the environmental remediation issues.

Despite the difficulty in marketing the Remaining Property, the Partnership entered into a purchase and sale agreement, which became effective on July 17, 1997, as amended or supplemented from time to time (the "Purchase and Sale Agreement"), for the sale of the Remaining Property for a sales price of $7,275,000. Certain contingencies delayed the expected sale closing date into the early part of 1998. The purchaser's obligation to complete the sale remains subject to customary closing conditions, and, there can be no assurances that the Partnership will sell the Remaining Property in 1998. Upon closing of the sale of the Remaining Property, the sale proceeds will be used to repay the mortgages secured by the Remaining Property and expenses of sale (including, without limitation, the cost of purchasing insurance covering unknown environmental contamination). Thereafter, the Managing General Partner will proceed to liquidate and dissolve the Partnership, applying the remaining net proceeds from the sale of the Remaining Property and any other funds of the Partnership in the following manner:

(a) To the payment of remaining debts and liabilities of the Partnership and expenses of liquidation;

(b) to setting up cash reserves, if necessary, to cover any contingent liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership; and

(c)  to distributions to the limited partners.

Once this liquidation has been completed, the operations of the Partnership will cease and the Partnership will be dissolved. See Exhibit 11 for an analysis of the effect of the sale and subsequent liquidation on the Partnership's Balance Sheet and Statement of Operations as of September 30, 1997.

The Managing General Partner believes that the sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs, and mortgages payable. The Partnership continues to classify the Remaining Property as real estate held for sale at September 30, 1997.

At the end of September 1997, the Partnership entered into an agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by the Remaining Property to December 31, 1997. Under the extension agreement the Partnership paid an extension fee of $2,500. As of December 31, 1997, the Partnership's first mortgage secured by the Remaining Property, amounted to approximately $3,125,850. This mortgage matured on December 31, 1997, and on January 9, 1998, the Managing General Partner obtained a verbal extension of the mortgage financing through January 15, 1998, which the Managing General Partner believes, should be sufficient to permit the Partnership to sell the Remaining Property. In the event the mortgage financing cannot be extended after January 15, 1998, the Managing General Partner believes it could refinance the first mortgage payable at terms favorable to the Partnership due to current market conditions.

On December 30, 1997, in connection with a recent proxy solicitation of the limited partners of the Partnership, a special meeting of the limited partners of the Partnership was held for the purpose of obtaining limited partner approval of the proposed sale of the Remaining Property and the subsequent liquidation and dissolution of the Partnership.

The above referenced proposal was approved at the meeting by the following vote:

                             Limited Partner Units
                       ---------------------------------
                         For       Against      Abstain
                         ---       -------      -------

                       12,248         71           88

The Partnership Agreement requires a simple majority of the 22,000 limited partner units outstanding (11,220 units) for approval of the proposal. The purchaser has until January 17, 1998 to consummate the purchase of the Remaining Property. Provided the closing occurs, an initial distribution of approximately $150 per $1,000 unit will be made to limited partners from the sale proceeds.

During fiscal 1997, the Partnership continued the remediation of petroleum contaminated soil and groundwater on a parcel of land adjacent to and part of Venetian. The Partnership has spent approximately $310,000 through September 30, 1997 in connection with the remediation program and has maintained an accrual of approximately $250,000 as a provision for possible additional remediation expenses. Amounts expended to date have been for the evaluation, monitoring, and remediation of the petroleum contamination. As of September 30, 1997, management determined, based on current information that the amount of additional remediation expense that may be incurred in completion of the remediation effort would amount to significantly less than its prior estimate, and as such decreased its accrual to $25,000 at September 30, 1997.
Accordingly, the Financial Statements contained in Item 8 of this report include adjustments reflecting the completion of substantially all of the required remediation at Venetian. On December 31, 1997, the San Joaquin County Environmental Health Division issued a "no further action required" letter (the "Closure Letter"), confirming completion of the remediation effort with regard to the contaminates released from the underground storage tanks. For additional discussion on how this matter affected the financial operating results of the Partnership and history of the environmental contamination and the Partnership's remediation efforts, refer to Note 7 to the Financial Statements contained in
Item 8 of this report.

From time to time the Partnership has analyzed potential sources of reimbursement for environmental remediation expenses. As a result, the Partnership made an inquiry to the California State Water Resources Control Board as to a potential reimbursement claim. On January 6, 1998, the Partnership received correspondence from the California State Water Resources Control Board indicating that the Partnership's claim for reimbursement filed under the Underground Storage Tank Cleanup Fund Program has been accepted for review. The Partnership is currently working on submitting all of the required information within the prescribed preliminary filing guidelines. The Managing General Partner is unable at this time to determine the amount of reimbursement, if any, that the Partnership may receive as a result of this filing, and is unable to determine the timing of the reimbursement, if any. Accordingly, no adjustments have been made to the financial statements contained in Item 8 of this report.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------


     The following Financial Statements of the Partnership are included herein:

     Independent Auditors' Report                                      19

     Balance Sheets - September 30, 1997 and 1996                      20

     Statements of Operations -
     Years ended September 30, 1997, 1996 and 1995                     21

     Statements of Partners' Capital (Deficit)
     Years ended September 30, 1997, 1996 and 1995                     22

     Statements of Cash Flows -
     Years ended September 30, 1997, 1996 and 1995                     23

     Notes to Financial Statements                                     24

                         Independent Auditors' Report
                         ----------------------------

The Partners
Boettcher Western Properties III Ltd.:

We have audited the accompanying balance sheets of Boettcher Western Properties III Ltd. (a limited partnership) as of September 30, 1997 and 1996, and the related statements of operations, partners' capital (deficit), and cash flows for each of the years in the three-year period ended September 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 8 to the financial statements, Boettcher Western Properties III Ltd. is in the process of winding up, liquidating its assets and dissolving, as provided in the Partnership Agreement. The Partnership's management's plans in regard to this matter are also discussed in Note 8.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boettcher Western Properties III Ltd. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                        KPMG Peat Marwick LLP


Denver, Colorado
December 15, 1997, except as to paragraphs four and five of Note 7 which are as of January 6, 1998, and paragraphs two through seven of
Note 8 which are as of January 9, 1998

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                          September 30, 1997 and 1996

   Assets                                                   1997          1996
   ------                                              ------------  ------------
Real estate held for sale, at cost                       $5,769,761    $5,566,759
Cash and cash equivalents at cost,
   which approximates market value                          855,739     1,240,077
Accounts receivable and other assets                        172,824        90,146
Debt issuance costs, net of accumulated
   amortization of $47,083 and $33,446, respectively          2,500        13,637
                                                         ----------    ----------
                                                         $6,800,824    $6,910,619
                                                         ==========    ==========

   Liabilities and Partners' Capital
   ---------------------------------
Mortgages payable, net of unamortized debt
   discount of $1,673 and $4,525, respectively           $3,169,358    $3,303,685
Payable to managing general partner                         195,003       602,323
Accounts payable and accrued expenses                       282,163       296,557
Property taxes payable                                       21,238        21,238
Tenants' deposits                                            36,638        39,339
Unearned rental income                                        5,670         5,556
Accrued interest payable                                          -           490
                                                         ----------    ----------
   Total liabilities                                      3,710,070     4,269,188

Partners' capital:
   General partners                                        (109,376)     (113,869)
   Limited partners                                       3,200,130     2,755,300
                                                         ----------    ----------
   Total partners' capital                                3,090,754     2,641,431
                                                         ----------    ----------
                                                         $6,800,824    $6,910,619
                                                         ==========    ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)
                           Statements of Operations
                 Years ended September 30, 1997, 1996 and 1995

                                              1997         1996         1995
                                           -----------  -----------  -----------
Revenue:
--------
Rental income                              $  773,819   $1,323,274   $2,145,948
Tenant reimbursements for
   common area charges,
   insurance and taxes                        240,896      229,628      271,087
Other income                                   56,753       78,783       91,501
                                           ----------   ----------   ----------
                                            1,071,468    1,631,685    2,508,536
                                           ----------   ----------   ----------
Expenses:
---------
Interest, including amortization
   of debt discount and debt
   issuance costs                             360,774      526,180      807,298
Depreciation                                        -      317,221      451,174
Property taxes                                 86,165      143,570      255,633
Fees and reimbursements to
   managing general partner                   101,613      133,530      186,893
Other management fees                          45,147       72,928      108,667
Salaries of on-site property
   managers                                         -       62,888      156,975
Repairs and maintenance                       127,779      170,148      260,913
Utilities                                      37,679       71,245      121,150
Other administrative                           79,165      202,982      234,592
Environmental costs                          (216,177)      16,596       72,136
                                           ----------   ----------   ----------

                                              622,145    1,717,288    2,655,431
                                           ----------   ----------   ----------

    Operating income (loss)                   449,323      (85,603)    (146,895)

Gain on sale of real estate investments             -    1,329,705            -
                                           ----------   ----------   ----------

    Net earnings (loss)                    $  449,323   $1,244,102   $ (146,895)
                                           ==========   ==========   ==========

Net earnings (loss)
   per limited partnership unit            $    20.42   $    55.98   $    (6.61)
                                           ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding               22,000       22,000       22,000
                                           ==========   ==========   ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Statements of Partners' Capital (Deficit)
                 Years ended September 30, 1997, 1996 and 1995

                                                                         Total
                                             General      Limited      Partners'
                                            partners      partners      capital
                                           -----------  ------------  ------------
Capital (deficit) at October 1, 1994        $(124,841)   $2,668,965    $2,544,124

Net loss                                       (1,469)     (145,426)     (146,895)
                                            ---------    ----------    ----------

Capital (deficit) at September 30, 1995      (126,310)    2,523,539     2,397,229

Distribution to limited partners                    -      (999,900)     (999,900)

Net earnings                                   12,441     1,231,661     1,244,102
                                            ---------    ----------    ----------

Capital (deficit) at September 30, 1996      (113,869)    2,755,300     2,641,431

Net earnings                                    4,493       444,830       449,323
                                            ---------    ----------    ----------

Capital (deficit) at September 30, 1997     $(109,376)   $3,200,130    $3,090,754
                                            =========    ==========    ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows
                 Years ended September 30, 1997, 1996 and 1995

                                                                     1997          1996         1995
                                                                  -----------  ------------  -----------
Cash flows from operating activities:
 Net earnings (loss)                                              $  449,323   $ 1,244,102    $(146,895)
  Adjustments to reconcile net earnings (loss)
  to net cash provided (used) by operating activities:
   Depreciation and amortization                                      16,489       398,755      566,109
      Gain on sale of real estate investments                              -    (1,329,705)           -
  Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable and other assets       (82,678)       97,399       42,186
   (Increase) decrease in property tax and
    other escrow deposits                                                  -       111,511      (23,193)
   Increase (decrease) in payable to
    Managing General Partner relating to operations                 (407,320)     (925,068)     126,622
   Decrease in accounts payable and accrued expenses                 (14,394)      (25,863)     (13,307)
   Decrease in property taxes payable                                      -      (119,664)        (344)
   Decrease in tenants' deposits                                      (2,701)      (31,194)      (7,177)
   Decrease in unearned rental income                                    114       (14,172)      (2,949)
   Decrease in accrued interest payable                                 (490)      (33,195)        (157)
                                                                  ----------   -----------    ---------
Net cash provided (used) by operating activities                     (41,657)     (627,094)     540,895
                                                                  ----------   -----------    ---------

Cash flows from investing activities:
   Additions to real estate held for sale                           (203,002)     (113,257)    (113,549)
   Deferred leasing costs                                                  -       (59,273)     (12,724)
   Net proceeds from sale of real estate investments                       -     6,053,468            -
                                                                  ----------   -----------    ---------
Net cash provided (used) by investing activities                    (203,002)    5,880,938     (126,273)
                                                                  ----------   -----------    ---------

Cash flows from financing activities:
   Payments of mortgage principal                                   (137,179)   (3,852,733)    (194,912)
   (Increase) decrease in debt issuance costs                         (2,500)        2,726      (78,398)
   Distributions to limited partners                                       -      (999,900)           -
                                                                  ----------   -----------    ---------
Net cash used by financing activities                               (139,679)   (4,849,907)    (273,310)
                                                                  ----------   -----------    ---------

Net increase (decrease) in cash and equivalents                     (384,338)      403,937      141,312

Cash and cash equivalents at beginning of year                     1,240,077       836,140      694,828
                                                                  ----------   -----------    ---------
Cash and cash equivalents at end of year                          $  855,739   $ 1,240,077    $ 836,140
                                                                  ==========   ===========    =========

Supplemental disclosure of cash flow information:
  Interest paid in cash during the year                           $  364,992   $   537,454    $ 736,630
                                                                  ==========   ===========    =========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

(1)  Significant Accounting Principles
     ---------------------------------

     Organization and Allocation of Income and Losses
     ------------------------------------------------
     Boettcher Western Properties III Ltd. (the "Partnership") is a limited partnership formed on March 18, 1983 for the purpose of investing in improved and unimproved real property. Limited Partnership Interests (the "Units") were sold through a public offering and currently 22,000 Units at $1,000 per Unit are outstanding.

     The managing general partner of the Partnership is Boettcher Properties, Ltd. ("BPL"), and the associate general partner is Boettcher 1983 Associates, Ltd.

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

     Basis of Accounting
     -------------------
     The Partnership uses the accrual method of accounting. As discussed in Note 8, the Partnership has begun the process of winding up its activities, liquidating its assets, and dissolving, as provided for in the Partnership Agreement. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with prior years and do not reflect liquidation accounting.

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 was adopted by the Partnership during fiscal 1996 and required, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Partnership's current method of accounting for environmental remediation costs and therefore, adoption of this new Statement did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

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

     A reconciliation of net earnings (loss) per the accompanying financial statements and Partnership's tax return is shown in the table below. Results of operations for the year ended September 30, 1997 as shown in the financial statements is actual. However, the Partnership's tax return for December 31, 1997 has not been prepared; therefore, the reconciling items for 1997 are estimates by management.

                                                                 Unaudited
                                                      1997          1996         1995
                                                    ---------    ----------   ----------
Net earnings (loss) per financial statements        $ 449,323    $1,244,102   $ (146,895)
Fiscal to calendar year net difference                110,000       (15,690)       6,343
Tax depreciation in excess of depreciation
  for financial statement purposes                   (440,000)     (217,864)    (288,639)
Debt discount amortization not deducted for
  tax purposes                                          3,000         2,651        2,594
Rental revenue reported in different years
  for tax and financial statement purposes              2,500           253       14,573
Environmental costs deducted for tax purposes        (250,000)            -            -
Difference in net gain on sale of real estate
   investments for tax and financial statements             -     1,132,304    1,233,006
                                                    ---------    ----------   ----------
Net earnings (loss) for income tax purposes         $(125,177)   $2,145,756   $  820,982
                                                    =========    ==========   ==========

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

     Real Estate Held for Sale
     -------------------------
     Real estate held for sale is recorded at the lower of cost or fair value based upon independent appraised values less estimated selling costs.

     During 1996 and prior years, buildings and improvements were depreciated using the straight-line method over an estimated useful life of 30 years. Equipment and furnishings were depreciated using the straight-line method over an estimated useful life of 5 years. Renewals and betterment's are capitalized, and repairs and maintenance are charged to operations as incurred.

     Effective October 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets expected to be disposed of" ("SFAS 121"). The adoption of SFAS 121 resulted in the Partnership no longer recording depreciation and amortization expense on its real estate held for sale.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the Statement of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following as of September 30:

                                       1997          1996
                                     --------     ----------
     Money market fund               $746,711     $1,120,644
     Operating cash                   109,028        119,433
                                     --------     ----------
     Cash and cash equivalents       $855,739     $1,240,077
                                     ========     ==========

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

     Use of Estimates
     ----------------
     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates.

     Reclassification
     ----------------
     Certain prior year amounts have been reclassified to conform with fiscal 1997 financial statement presentation.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

(2)  Real Estate Held for Sale
     -------------------------
     Mortgages assumed in connection with the acquisition of the Partnership's properties were discounted using an equivalent market rate of interest as of the date of acquisition. For financial statement purposes, the resulting discount is deducted from the original cost basis of the related real estate investment property, thereby resulting in a reduction of depreciation expense over the life of the assets.

     As of September 30, 1997, the fair value of the Partnership's real estate held for sale exceeds cost, based upon independent appraised values or preliminary offers to purchase the property less estimated selling costs.

     Sale of Real Estate
     -------------------
     On February 29, 1996 the Partnership sold the land, related improvements and personal property of La Risa Apartments ("La Risa"). The purchaser, ALT Affordable Housing Service, Inc. is not affiliated with the Partnership, its Managing General Partner or any affiliate, director, officer or associate of the foregoing, and the sales price was determined by arm's length negotiations.

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

(3)  Mortgages Payable
     -----------------
     Mortgages payable at September 30, 1997 and 1996 are secured solely by the Partnership's real estate held for sale and are nonrecourse to the Partnership. At September 30, 1997 and 1996, mortgages payable are comprised of the following:

1997:
-----
                                             Unamortized       Balance
                                                debt            net of      Interest            Monthly           Due
Property                   Principal          discount         discount       rate              payment           date
--------                   ---------         -----------       --------       ----              -------           ----
Venetian Square
     First                $3,158,998             -            3,158,998      10.50%             $39,098          12/97/(d)/
     Second                   12,033        (1,673)/(a)/         10,360       6.75%/(b)/        $ 1,062/(c)/      4/98
                          ----------        ------            ---------
                          $3,171,031        (1,673)           3,169,358
                          ==========        ======            =========

1996:
-----
                                             Unamortized       Balance
                                                debt           net of        Interest            Monthly          Due
Property                   Principal          discount         discount        rate              payment          date
--------                   ---------          --------        ----------       ----              -------          ----
Venetian Square
     First                $3,285,221             -            3,285,221      10.50%              39,098          10/97
     Second                   22,989        (4,525)/(a)/         18,464       6.75%/(b)/          1,062/(c)/      4/98
                          ----------        ------            ---------
                          $3,308,210        (4,525)           3,303,685
                          ==========        ======            =========

(a) Discount was based on market interest rate at the time of purchase of 12.5%.
(b)  Average rate of bond issue.
(c)  Paid semiannually in April and December.
(d)  The Partnership extended the mortgage payable to December 31, 1997.  See note 6 for additional information.

     The fair value of the mortgages attributable to the Partnership is estimated to be approximated by its carrying value.

     Aggregate maturities of principal payments for the five fiscal years ending September 30, 2002 and thereafter are as follows:

     1998             $3,171,031
     1999                      -
     2000                      -
     2001                      -
     2002                      -
     Thereafter                -
                      ----------
                      $3,171,031
                      ==========

     For additional discussion of the Partnership's mortgages payable refer to note 8.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

(4)  Transactions with Related Parties
     ---------------------------------
     BPL is the Managing Agent of the Partnership and is paid an annual fee for its services. The annual fee is comprised of a property management fee and a deferred acquisition fee. The property management fee is equal to 5% of gross receipts from the Properties, less management fees paid to others. The property management fee earned by BPL amounted to $5,733, $6,255, and $15,734 for the years ended September 30, 1997, 1996, and 1995, respectively. The deferred acquisition fee is an annual fee equal to the sum of 2% of average daily invested capital plus 1/2 of 1% of average daily liquid capital, as defined. The deferred acquisition fee is payable for a maximum of 15 years and is limited in the aggregate to payments having a discounted value equal to 14% of gross limited partner capital contributions. Payments made over the 15-year period will be discounted at 10% per year from the date of payment to May 2, 1983 in determining whether the limit has been reached. Payments are limited in the aggregate to $3,080,000. Since inception, the total discounted deferred acquisition fee earned by the Managing General Partner is approximately $2,329,000. The annual deferred acquisition fee earned by BPL amounted to $78,600, $104,335, and $140,364 for the years ended September 30, 1997, 1996, and 1995, respectively.

     The Partnership also reimburses BPL for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership and allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. The amount due to BPL for such reimbursements for the years ended September 30, 1997, 1996, and 1995 amounted to $17,280, $22,940, and $30,795, respectively.

(5)  Future Rental Income
     --------------------
     Aggregate base rental income relating to long-term noncancelable leases for the Venetian Square Shopping Center for the five fiscal years ending September 30, 2002 and thereafter is as follows:

     1998          $  745,552
     1999             647,248
     2000             536,942
     2001             493,870
     2002             421,111
     Thereafter       658,649
                   ----------
                   $3,503,372
                   ==========

(6)  Liquidity and Debt Maturities
     -----------------------------
     The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of September 30, 1997, the Partnership had cash reserves of $855,739, while the required minimum amount was $660,000. During

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

     fiscal 1997, the payable to Managing General Partner decreased $407,320 to a total of $195,003 as of September 30, 1997. This decrease is the net result of payments to the Managing General Partner and additional cash advances made to the Partnership plus the accrual of fees and reimbursements earned by the Managing General Partner in fiscal 1997. The Managing General Partner intends to apply cash flow generated from Partnership operations in fiscal 1998, if any, to maintain the minimum required cash reserves, as necessary, including any additional reserves to cover any contingent liabilities. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner.

     The Partnership attempted to sell the Remaining Property in the fiscal year ended September 30, 1997. The existence of petroleum contamination has limited the potential buyers of the Remaining Property. Specifically, it has prevented marketing to many institutional buyers and public real estate investment trusts. The Partnership had to focus its marketing efforts on entrepreneurial investors who are not subject to financing or other constraints due to the environmental remediation issues.

     Despite the difficulty in marketing the Remaining Property, the Partnership entered into a purchase and sale agreement, which became effective on July 17, 1997, as amended or supplemented from time to time (the "Purchase and Sale Agreement"), for the sale of the Remaining Property for a sale price of $7,275,000 (For additional discussion see Note 8). Certain contingencies delayed the expected sale closing date into the early part of 1998. The purchaser's obligation to complete the sale remains subject to customary closing conditions, and there can be no assurances that the Partnership will sell the Remaining Property in 1998.

     The Managing General Partner believes that the sale will provide net proceeds to the Partnership after the payment of sales costs, closing costs, and mortgages payable. The Partnership continues to classify the Remaining Property as real estate held for sale at September 30, 1997.

(7)  Environmental Remediation Costs
     -------------------------------
     From approximately 1979 through 1990 a card-lock fueling station had been operated on a parcel of land adjacent to and a part of the Remaining Property. In 1990, operation of the fueling station ceased, and in fiscal 1991 the Partnership determined that it would be permanently closed. In compliance with the California and San Joaquin County environmental regulatory requirements, the Partnership contracted with an environmental engineering firm to perform Phase I and Phase II environmental site assessments on this specific parcel of land. The results of those site assessments suggested the possibility that the site contained petroleum contaminants.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

     In fiscal 1992, the Partnership contracted for the excavation and removal of the three underground fuel storage tanks located on this parcel of land. Upon excavation and removal of those underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership retained California legal counsel and contracted with an environmental engineering firm (the "Engineering Firm") to perform further site analysis and to determine the proximate cause and extent of any contaminants.

     In the first quarter of fiscal 1993, the Partnership received the Preliminary Site Assessment report from the Engineering Firm detailing the results of its Phase II soil and groundwater sampling and analysis, as well as the Engineering Firm's recommendation for further action. In working with the San Joaquin County Public Health Services/Environmental Health Division (the "County Health Division"), the Partnership received approval to proceed with quarterly groundwater monitoring of the site for a term of one years which was completed as of December 31, 1993. An Evaluation of Remedial Alternative For Petroleum Hydrocarbon Impacted Soil was submitted to the County Health Division for further review and comments. The County Health Division notified the Partnership that the remedial alternative consisting primarily of soil vapor extraction complied with regulatory requirements and requested that the Partnership submit a work plan to the regulatory agency which included the proposed actions and proposed schedule for implementation and operation of the soil vapor extraction system. However, the Partnership became aware that groundwater contamination had also occurred and then began the process of determining the method, cost and timing of required soil and groundwater remediation measures.

     During fiscal 1997, the Partnership continued the remediation of petroleum contaminated soil and groundwater on a parcel of land adjacent to and part of Venetian. The Partnership has spent approximately $310,000 through September 30, 1997 in connection with the remediation program and has maintained an accrual of approximately $250,000 as a provision for possible additional remediation expenses. Amounts expended to date have been for the evaluation, monitoring, and remediation of the petroleum contamination. As of September 30, 1997, management determined, based on current information that the amount of additional remediation expense that may be incurred in completion of the remediation effort would amount to significantly less than its prior estimate, and as such decreased its accrual to $25,000 at September 30, 1997. On December 31, 1997, the Partnership received from the County Health Division a "no further action required" letter, confirming completion of the remediation effort at Venetian.

     From time to time the Partnership has analyzed potential sources of reimbursement for environmental remediation expenses. As a result, the Partnership made an inquiry to the California State Water Resources Control Board as to a potential reimbursement claim. On January 6, 1998, the Partnership received correspondence from the California State

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

     Water Resources Control Board indicating that the Partnership's claim for reimbursement filed under the Underground Storage Tank Cleanup Fund Program has been accepted for review. The Partnership is currently working on submitting all of the required information within the prescribed preliminary filing guidelines. The Managing General Partner is unable at this time to determine the amount of reimbursement, if any, that the Partnership may receive as a result of this filing, and is unable to determine the timing of the reimbursement, if any. Accordingly, no adjustments have been made to the financial statements contained herein.

(8)  Pending Sale of Real Estate and Dissolution of the Partnership
     --------------------------------------------------------------
     On July 17, 1997, the Partnership entered into a contract to sell the land, related improvements and personal property of the retail center known as Venetian Square Shopping Center located in Stockton, California for a purchase price of $7,275,000. An affiliate of the purchaser is currently employed by the Partnership as the property manager of Venetian. Other than this business relationship, the purchaser is not affiliated in any way with the Partnership, the Managing General Partner or its affiliates. The prospective purchaser's due diligence period expired on October 7, 1997. The sale of Venetian was primarily contingent upon the majority vote of the Partnership's limited partners to approve the sale as provided in the Partnership agreement. Closing is subject to customary conditions. If the prospective purchaser does not close for reasons other than the fault of the Partnership, the Partnership will be entitled to keep an aggregate of $60,000 of earnest money.

     On December 30, 1997, in connection with a recent proxy solicitation of the limited partners of the Partnership, a special meeting of the limited partners of the Partnership was held for the purpose of obtaining limited partner approval of the proposed sale of Venetian and the subsequent liquidation and dissolution of the Partnership.

     The above referenced proposal was approved at the meeting by the following vote:

                                   (Unaudited)
                              Limited Partner Units
                         -------------------------------
                         For       Against       Abstain
                         ---       -------       -------
                        12,248       71            88

     The Partnership Agreement requires a simple majority of the 22,000 limited partner units outstanding (11,220 units) for approval of the proposal. The purchaser has until January 17, 1998 to consummate the purchase of the Remaining Property. Upon closing of the sale of the Remaining Property, the sale proceeds will be used to repay the mortgages secured by the Remaining Property and expenses of sale (including, without limitation, the cost of purchasing insurance covering unknown environmental contamination). Thereafter, the Managing General Partner will proceed to liquidate and dissolve the Partnership, applying

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

     the remaining net proceeds from the sale of the Remaining Property and any other funds of the Partnership in the following manner:

(a) To the payment of remaining debts and liabilities of the Partnership and expenses of liquidation;

(b) to setting up cash reserves, if necessary, to cover any contingent liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership; and

(c)  to distributions to the limited partners.

     In order to permit the sale of the Remaining Property, at the end of September 1997, the Partnership entered into an agreement with Great West Life Assurance Company ("Great West") to extend the maturity date of the first mortgage payable secured by the Remaining Property to December 31, 1997. Under the extension agreement the Partnership paid an extension fee of $2,500. As of December 31, 1997, the Partnership's first mortgage secured by the Remaining Property, amounted to approximately $3,125,850. This mortgage matured on December 31, 1997, and on January 9, 1998 the Managing General Partner obtained a verbal extension of the mortgage financing through January 15, 1998, which the Managing General Partner believes, should be sufficient to permit the Partnership to sell the Remaining Property. In the event the mortgage financing cannot be extended after January 15, 1998, the Managing General Partner believes it could refinance the first mortgage payable at terms favorable to the Partnership due to current market conditions.

     Provided the closing occurs, an initial distribution of approximately $150 per $1,000 unit will be made to limited partners from the sale proceeds.

     Once this liquidation has been completed, the operations of the Partnership will cease and the Partnership will be dissolved.

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

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

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

                    Present Position and Principal Occupation and Affiliation
                    ---------------------------------------------------------
Name and Age        During the Last 5 years or More
------------        -------------------------------
Janet L. Reali      President and Principal Executive Officer of BPL Holdings, Inc.
Age: 46             ---------------------------------------------------------------
                    Ms. Reali was elected Executive Vice President and Secretary of
                    EVEREN Capital Corporation in May 1995. Since December 1993 she
                    has been Executive Vice President, Corporate Counsel and
                    Corporate Secretary of EVEREN Securities, Inc. She became a
                    Director and the President of BPL Holdings, Inc. in May 1995.
                    She was Senior Vice President and Associate General Counsel of
                    EVEREN Securities, Inc. from July 1991 to December 1993. Before joining EVEREN Securities, Inc. she was a partner in the
                    Chicago law firm of Keck, Mahin & Cate.

Stanley R. Fallis   Director of BPL Holdings, Inc.
Age: 56             ------------------------------
                    Mr. Fallis graduated from the University of Idaho with a BS degree in accounting.  Mr. Fallis also obtained an MBA
                    degree from the University of Utah.  Mr. Fallis is a
                    Certified Public Accountant and practiced public accounting for six years.  Mr. Fallis has been associated with
                    Boettcher & Co. for 18 years and is currently Senior
                    Executive Vice President and Chief Administrative Officer of
                    EVEREN Securities, Inc.

Daniel D. Williams   Director and Vice President of BPL Holdings, Inc.
Age: 46              -------------------------------------------------
                     Mr. Williams became a Director and Vice President of
                     BPL Holdings, Inc. in May 1995. Mr. Williams was elected
                     Senior Executive Vice President, Treasurer and Chief
                     Financial Officer of EVEREN Capital Corporation in May
                     1995.  Since April 1995 he has been Senior Executive Vice
                     President and Chief Financial Officer of EVEREN Securities,
                     Inc.  From January 1994 to April 1995, Mr. Williams was
                     Executive Vice President and Director of Finance and
                     Administration and from January 1991 to January 1994 he was
                     Senior Vice President and Director of Accounting of EVEREN
                     Securities, Inc.  Prior thereto, he was Executive Vice
                     President, Treasurer and Chief Financial Officer of
                     Boettcher & Co.

Kelly J. Stradinger  Vice President and Secretary of BPL Holdings, Inc.
Age: 38              --------------------------------------------------
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

Thomas M. Mansheim   Director and Treasurer of BPL Holdings, Inc. (Principal
Age: 40              -------------------------------------------------------
                     Financial and Accounting Officer of the Partnership)
                     ----------------------------------------------------
                     Mr. Mansheim joined BPL in 1984 and is currently an
                     Executive Vice President with EVEREN Securities, Inc.  He
                     became a Director and the Treasurer of BPL Holdings, Inc.
                     Mr. Mansheim is a Certified Public Accountant and from 1980 to 1984 was employed with KPMG Peat Marwick.  Mr. Mansheim graduated from the University of Colorado with a Bachelor
                     of Science degree in business administration.

There is no family relationship among the officers or directors of BPL Holdings or any of its affiliates.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

     The Partnership, as an entity, does not have any directors or executive officers. The information required by Item 402 of Regulation S-K relating to amounts owed by the Partnership to the Managing General Partner and its affiliates for services rendered during the fiscal year ended September 30, 1997 is presented below. Reference is also made to Note 4 to Financial Statements as contained in Item 8 of this report for a description of related parties.

                                                                            Total
                            Capacities in Which        Cash       Deferral   Fees
Name of Entity            Compensation was Earned      Paid/(a)/  of Fees   Earned
--------------            -----------------------      ----       --------  ------
Boettcher
  Properties, Ltd.    Deferred Acquisition Fee         $   -        78,600  78,600

Boettcher
  Properties, Ltd.    Property Management Fee          $   -         5,733   5,733

Boettcher             Reimbursement of direct general
  Properties, Ltd.      and administrative expenses    $   -        17,280  17,280

(a) During the fiscal year ended September 30, 1997, the Partnership made cash payments to the Managing General Partner totaling $600,000 which were applied as follows:

                                   Current    Prior
                                    Year      Years      Total
                                   -------  ---------  ---------
Deferred acquisition fee           $     -   $516,774   $516,774
Property management fee                  -      4,997      4,997
Reimbursement of direct general
   and administrative expenses           -     17,280     17,280
Repayment of cash advances               -     60,949     60,949
                                   -------   --------   --------
                                   $     -   $600,000   $600,000
                                   =======   ========   ========

     No form of non-cash remuneration was paid by the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     Based on a review of the Partnership's records, the following person or group of persons were on record as owning more than 5% of the outstanding Units as of November 18, 1997: Summit Venture L.P. owned 1,110 Units, representing 5.05% of the outstanding Units.

     The Partnership has no directors or executive officers. The Managing General Partner owns 424 Units, to the knowledge of the Partnership, no directors or officers of the Managing General Partner or its affiliates own any Units. There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The Partnership has no directors or executive officers. The information required by Item 404 of Regulation S-K is set forth in Item 11. Executive Compensation as contained in this report.

     The Partnership has a Management Agreement with the Managing General Partner pursuant to which the Managing General Partner is responsible for performing the day-to-day investment and administrative operations of the Partnership and supervising the management and operation of the Partnership's properties. For such services and for services rendered in connection with the acquisition of the Partnership's properties, the Managing General Partner is entitled to receive annual fees comprised of a Deferred Acquisition Fee and a Property Management Fee as more fully discussed in Note 4 to the Financial Statements as contained in Item 8 of this report. The Managing General Partner earns such fees for services provided to the Partnership pursuant to the Management Agreement and not by reason of its Partnership interest. The Managing General Partner earned a Deferred Acquisition Fee of $78,600 and a Property Management Fee of $5,733 for the fiscal year ended September 30, 1997.

     Pursuant to the Partnership Agreement, the Managing General Partner may be reimbursed by the Partnership for certain of its costs, including reimbursements for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications and legal services to the Partnership, and the maintenance and repair of data processing equipment used for or by the Partnership. Pursuant to such provision, for services provided during the fiscal year ended September 30, 1997, the Managing General Partner is entitled to receive reimbursements aggregating $195,003.

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

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

          (a)  (1)  Financial Statements

                    The following Financial Statements of the Partnership are included herein:

                    Independent Auditors' Report

                    Balance Sheets - September 30, 1997 and 1996

                    Statements of Operations
                    Years ended September 30, 1997, 1996 and 1995

                    Statements of Partners' Capital (Deficit)
                    Years ended September 30, 1997, 1996 and 1995

                    Statements of Cash Flows
                    Years ended September 30, 1997, 1996 and 1995

                    Notes to Financial Statements

               (2)  Financial Statement Schedule

                    Independent Auditor's Report

                    Schedule-III Real Estate and Accumulated Depreciation as of September 30, 1997

                    Schedules, other than the one listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year covered by this report.

     (c)  Exhibits

          Number    Exhibit
          ------    -------
          4         Limited Partnership Agreement of Registrant /(1)/

          10.1      Management Agreement /(1)/

          10.2      La Risa Apartments Purchase and Sale Agreement /(2)/

          10.3      Venetian Square Shopping Center Purchase and Sale Agreement
                    /(2)/

          10.4      Southcenter Office Building Purchase and Sale Agreement
                    /(2)/

          10.5      La Paz Apartments Purchase and Sale Agreement /(3)/

          10.6      Maryland Villa Apartments Purchase and Sale Agreement /(3)/

          10.7      Los Compadres Apartments Purchase and Sale Agreement /(3)/

          10.8 Loan Extension Agreement for Los Compadres Apartments dated August 27, 1993 /(5)/

          10.9 Letter Agreement for Loan Extension for Los Compadres Apartments dated as of December 17, 1993 /(5)/

          10.10 Loan Extension Agreement for La Paz Apartments dated August 27, 1993 /(5)/

          10.11 Letter Agreement for Loan Extension for La Paz Apartments dated as of December 17, 1993 /(5)/

          10.12 Loan Extension Agreement for Maryland Villa Apartments dated August 27, 1993 /(5)/

          10.13 Letter Agreement for Loan Extension for Maryland Villa Apartments dated as of December 17, 1993 /(5)/

          10.14 Los Compadres Apartments Purchase and Sale Agreement dated January 11, 1994 /(6)/

          10.15 La Paz Apartments Purchase and Sale Agreement dated January 11, 1994 /(6)/

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

          11        Proforma Financial Statements

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

          /(5)/ Incorporated by reference to Registrant's Report on Form 10-K dated September 30, 1993.

          /(6)/ Incorporated by reference to Registrant's Report on Form 8-K dated February 18, 1994.

          /(7)/ Incorporated by reference to Registrant's Report on Form 10-Q dated February 13, 1995.

          /(8)/ Incorporated by reference to Registrant's Report of Form 10-Q dated February 14, 1996.

                         Independent Auditors' Report
                         ----------------------------


The Partners
Boettcher Western Properties III Ltd.:

Under date of December 15, 1997, we reported on the balance sheets of Boettcher Western Properties III Ltd. (a limited partnership) as of September 30, 1997 and 1996, and the related statements of operations, partners' capital (deficit), and cash flows for each of the years in the three-year period ended September 30, 1997, as contained in the Partnership's annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule III - Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

As discussed in Note 8 to the financial statements, Boettcher Western Properties III Ltd. is in the process of winding up, liquidating its assets and dissolving, as provided in the Partnership Agreement. The Partnership's management's plans in regard to this matter are also discussed in Note 8.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG Peat Marwick LLP

Denver, Colorado
December 15, 1997

                    BOETTCHER WESTERN PROPERTIES III, LTD.
                            (A Limited Partnership)
            SCHEDULE III - Real Estate and Accumulated Depreciation
                              September 30, 1997


                            --------------------------------------------------------------------------------------------------------
                                                                              Costs capitalized            Gross amount at close
PROPERTY                                  Initial cost (a) and (b)        Subsequent to acquisition        of period (a) and (b)
                            --------------------------------------------------------------------------------------------------------
                                           Land and     Buildings         Land and     Buildings           Land and       Buildings
                             Mortgage      improve-        and            improve-        and              improve-          and
SHOPPING CENTER:            Payable (b)     ments      Improvements         ment      Improvements          ments       Improvements
                            --------------------------------------------------------------------------------------------------------
 Venetian Square
  Stockton, California      $ 3,169,358   1,591,361       5,719,350         43,590       1,015,409        1,634,951       6,734,759
                            -----------   ---------       ---------        -------       ---------        ---------       ---------

Balances at
 September 30, 1997         $ 3,169,358   1,591,361       5,719,350         43,590       1,015,409        1,634,951       6,734,759
                            -----------   ---------       ---------        -------       ---------        ---------       ---------
                            --------------------------------------------------------------------------------------------------------


                            --------------------------------------------------------------------------------------------------------
                                                                                                    Life on which
PROPERTY                                                                                          depr. is computed
                            --------------------------------------------------------------------------------------------------------
                                                            Date of         Date of         Buildings             Equipment
                                           Accumulated     construc-       acquisi-           and                    and
SHOPPING CENTER:             Total         depreciation      tion            tion         Improvements           Furnishings
                            --------------------------------------------------------------------------------------------------------
 Venetian Square
  Stockton, California      $ 8,369,710     (2,599,949)      1979         09-Dec-83          30 years               5 years
                            -----------     -----------
Balances at
 September 30, 1997         $ 8,369,710     (2,599,949)
                            -----------     -----------
                            --------------------------------------------------------------------------------------------------------

Notes:
(a) La Risa and Venetian Square were purchased during the period ended September 30, 1984.

(b)  Net of debt discount.

(c)  Reconciliation of the total amount at which real estate was carried:


                                                               Balance at September 30,
                                                               ------------------------
                                                   1997                                    1996
                                                   ----                                    ----
     Balance at beginning of period                $5,566,759                             $10,177,265
       Additions during period:
        Improvements, etc.                $203,002                             $113,257
        Other (describe)                         0                                    0
                                          --------                             --------
                                                      203,002                                 113,257
                                                   ----------                             -----------
                                                    5,769,761                              10,290,522

       Deductions during period:
        Cost of real estate sold                 0                            4,723,763
        Other (describe)                         0                                    0
                                          --------                            ---------
                                                            0                               4,723,763
                                                   ----------                             -----------
     Balance at close or period         $5,769,761                                         $5,566,759
                                        ----------                                         ----------

(d) No item of real estate investment has been written down or reserved against.

(e) The aggregate cost for Federal income tax purposes at September 30, 1997 is $9,214,700.


See accompanying independent auditor's report.

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

                         BOETTCHER WESTERN PROPERTIES III LTD.
                                    (Registrant)

                         By:  Boettcher Properties, Ltd.,
                                Managing General Partner

                              By:   BPL Holdings, Inc.,
                                     General Partner

                                    By:  /s/Thomas M. Mansheim
                                         ---------------------
                                         Treasurer; (Principal Financial
                                         and Accounting Officer of the
                                         Partnership)

                                         Dated: January 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Directors of the corporate general partner of the Registrant's Managing General Partner) on January 13, 1998 in the capacities indicated below.

Name                                     Capacities
----                                     ----------
DANIEL D. WILLIAMS                       Director and Vice President of BPL
                                         Holdings, Inc.


By:  /s/Daniel D. Williams               Dated: January 13, 1998
     --------------------------
     Daniel D. Williams


THOMAS M. MANSHEIM                       Director and Treasurer of BPL Holdings,
                                         Inc.; Principal Financial and
                                         Accounting Officer of the Partnership

By:  /s/Thomas M. Mansheim               Dated: January 13, 1998
     --------------------------
     Thomas M. Mansheim

     No annual report or proxy material has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the limited partners.