Form 10-Q
period 1997-12-31
BOETTCHER WESTERN PROPERTIES III LTD
filed 1998-02-20
CIK 716822

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     December 31, 1997 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO _____


Commission File Number           0-11502
                       -------------------------------------------------

                     BOETTCHER WESTERN PROPERTIES III LTD.
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           COLORADO                                              84-0911344
---------------------------------                        -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      77 West Wacker Drive
       Chicago, Illinois                                           60601
---------------------------------                        -----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code       (312) 574-6000
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

                                     INDEX
                                     -----

                                                                        Page
                                                                        ----
PART I.   Financial Information

Item 1.   Financial Statements (unaudited)

          Balance Sheets -
             December 31, 1997 and September 30, 1997                     3

          Statements of Operations -
             Three months ended December 31, 1997 and 1996                4

          Statement of Partners' Capital -
             Three months ended December 31, 1997                         5

          Statements of Cash Flows -
             Three months ended December 31, 1997 and 1996                6

          Notes to Financial Statements                                   7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  13

PART III. Other Information

Item 6. Exhibits and Reports on Form 8-K                                 17

SIGNATURE                                                                18

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                Balance Sheets
                                  (Unaudited)

                                                   December 31,   September 30,
                                                       1997            1997
                                                   ------------   -------------
  Assets
  ------

Real estate held for sale, at cost                   $5,769,761      $5,769,761
Cash and cash equivalents at cost, which
  approximates market value                             806,812         855,739
Accounts receivable and other assets                    171,669         172,824
Debt issuance costs, net of accumulated
  amortization of $49,583 and $47,083,
  respectively                                                -           2,500
                                                     ----------      ----------
                                                     $6,748,242      $6,800,824
                                                     ==========      ==========
     Liabilities and Partners' Capital
     ---------------------------------

Mortgages payable, net of unamortized debt
  discount of $836 and $1,673,
  respectively                                       $3,132,231      $3,169,358
Payable to managing general partner                     150,507         195,003
Accounts payable and accrued expenses                   300,756         282,163
Property taxes payable                                        -          21,238
Tenants' deposits                                        36,638          36,638
Unearned rental income                                    4,658           5,670
                                                     ----------      ----------

     Total liabilities                                3,624,790       3,710,070
                                                     ----------      ----------

Partners' capital (deficit)
  General partners                                     (109,049)       (109,376)
  Limited partners                                    3,232,501       3,200,130
                                                     ----------      ----------

    Total partners' capital                           3,123,452       3,090,754
                                                     ----------      ----------

                                                     $6,748,242      $6,800,824
                                                     ==========      ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Operations
                 Three Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                               Three Months Ended
                                               ------------------
                                                 1997      1996
                                               --------  --------
 Revenue:
   Rental income                               $183,425  $206,920
   Tenant reimbursements for
     common area charges,
     insurance and taxes                         67,709    75,329
   Other income                                  11,961    29,955
                                               --------  --------

                                                263,095   312,204
                                               --------  --------

 Expenses:
   Interest, including amortization of debt
     discount and debt issuance costs            86,075    96,728
   Property taxes                                19,111    21,844
   Fees and reimbursements to
     managing general partner                    23,970    25,744
   Other management fees                         12,678    12,391
   Repairs and maintenance                       25,556    38,227
   Utilities                                      8,067    10,409
   Other administrative                          46,756    40,480
   Environmental costs                            8,184     3,874
                                               --------  --------

                                                230,397   240,661
                                               --------  --------

     Net income                                $ 32,698  $ 71,543
                                               ========  ========

 Net income per limited partnership unit,
  using the weighted average number of
  limited partnership units outstanding
  of 22,000                                    $   1.49  $   3.22
                                               ========  ========

 See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                         Statement of Partners' Capital
                      Three Months ended December 31, 1997
                                  (Unaudited)

                                              General     Limited   Partners'
                                              Partners   Partners    Capital
                                             ----------  ---------  ---------
   Capital (deficit) at October 1, 1997      $(109,376)  3,200,130  3,090,754

   Net income for the three months
     ended December 31, 1997                       327      32,371     32,698
                                             ---------   ---------  ---------

   Capital (deficit) at December 31, 1997    $(109,049)  3,232,501  3,123,452
                                             =========   =========  =========


   See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                 Three Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                       Three Months Ended
                                                                          December 31,
                                                                     ----------------------
                                                                        1997        1996
                                                                     ---------   ----------
Cash flows from operating activities:
  Net income                                                          $ 32,698   $   71,543
  Adjustments to reconcile net income to
    net cash used by operating activities:
      Depreciation and amortization                                      2,500        4,078
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable
      and other assets                                                   1,155       (5,495)
    Increase (decrease) in payable to Managing General Partner         (44,496)      51,712
    Decrease in property taxes payable                                 (21,238)     (21,238)
    Decrease in accrued interest payable                                     -         (490)
    Decrease in unearned rental income                                  (1,012)      (2,361)
    Increase (decrease) in accounts payable and other liabilities       18,593      (17,380)
                                                                      --------   ----------
       Net cash provided by (used by) operating activities             (11,800)      80,369
                                                                      --------   ----------

Cash flows used in investing activities:
  Additions to real estate investments                                       -            -
  Increase in deferred leasing costs                                         -       (2,829)
                                                                      --------   ----------
       Net cash used in investing activities                                 -       (2,829)
                                                                      --------   ----------

Cash flows used in financing activities:
  Reductions in mortgage principal                                     (37,127)     (30,543)
                                                                      --------   ----------

Net increase (decrease) in cash and cash equivalents                   (48,927)      46,997

Cash and cash equivalents at September 30                              855,739    1,240,077
                                                                      --------   ----------

Cash and cash equivalents at December 31                              $806,812   $1,287,074
                                                                      ========   ==========

Supplemental disclosure of cash flow information:
  Interest paid in cash during the period                             $ 86,075   $   92,651
                                                                      ========   ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements, Continued
                               December 31, 1997
                                  (Unaudited)

(1)  Financial Statement Adjustments and Footnote Disclosure
     -------------------------------------------------------

     The accompanying financial statements are unaudited. However, Boettcher Properties, Ltd. (BPL), the Managing General Partner of Boettcher Western Properties III Ltd. (the Partnership), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. The Managing General Partner believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Western Properties III Ltd. September 30, 1997 Annual Report.

(2)  Significant Accounting Principles
     ---------------------------------

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements, Continued
                               December 31, 1997
                                  (Unaudited)

     Basis of Accounting
     -------------------

     The Partnership uses the accrual method of accounting.  As discussed in
     Note 6, the Partnership has begun the process of winding up its activities, liquidating its assets, and dissolving, as provided for in the Partnership Agreement. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with prior years and do not reflect liquidation accounting.

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

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 was adopted by the Partnership during fiscal 1997 and requires, among other things, environmental remediation liabilities be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with respect to the measurement of the remediation liabilities. Such accounting is consistent with the Partnership's current method of accounting for environmental remediation costs and therefore, adoption of this Statement did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

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

     Real Estate Held for Sale
     -------------------------
     Properties held for sale are recorded at the lower of cost or fair value based upon independent appraised values less estimated selling costs.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements, Continued
                               December 31, 1997
                                  (Unaudited)

     Effective October 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets expected to be disposed of ("SFAS 121"). The adoption of SFAS 121 resulted in the Partnership no longer recording depreciation and amortization expense on its real estate held for sale.

     Debt Discount and Debt Issuance Costs
     -------------------------------------

     Costs incurred in arranging financing, such as loan origination fees, commitment fees and extension fees, are deferred and amortized using the level-interest-yield method over the term of the related debt or the extension period.

     Debt discount is amortized to interest expense using the level-interest-yield method over the term of the related debt.

     Statements of Cash Flows
     ------------------------

     For purposes of the Statements of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following at December 31:

                                        1997                1996
                                      --------           ----------
     Money Market                     $655,680           $1,220,842
     Operating Cash                    151,132               66,232
                                      --------           ----------
         Cash and Cash Equivalents    $806,812           $1,287,074
                                      ========           ==========

     Use of Estimates
     ----------------

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassification
     ----------------
     Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(3)  Transactions with Related Parties
     ---------------------------------

     Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the quarter ended December 31, 1997, the amount earned by the Managing General Partner was $19,650.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements, Continued
                               December 31, 1997
                                  (Unaudited)

     Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties, reduced by management fees paid to others. For the quarter ended December 31, 1997, no fees were earned by the Managing General Partner.

     Direct Services: The Managing General Partner and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the quarter ended December 31, 1997, such reimbursements totaled $4,320.

(4)  Liquidity and Debt Maturities
     -----------------------------

     The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of December 31, 1997, the Partnership had cash reserves of $806,812, while the required minimum amount was $660,000. During the first quarter of fiscal 1998, the payable to Managing General Partner decreased by $44,496 to a total of $150,507 as of December 31, 1997. This decrease is the net result of a payment to the Managing General Partner of $100,000, additional cash advances of $31,535, and the accrual of fees and reimbursements earned by the Managing General Partner in the first quarter of fiscal 1998 in the amount of $218,973.

     On February 18, 1998, upon closing of the sale of Venetian Square Shopping Center (the "Remaining Property", or "Venetian") the Partnership received net proceeds of approximately $3.3 million. The Partnership intends to make an initial distribution of $160 per limited partnership unit ("Unit") out of the Partnership's cash reserves prior to March 15, 1998. The Partnership will retain approximately $550,000 as a reserve for the payment of the Partnership's remaining debts and liabilities, to cover contingent liabilities resulting from the Partnership's previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation and dissolution the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership, to the limited partners. See Note 6 for further discussion on the sale of the Remaining Property.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements, Continued
                               December 31, 1997
                                  (Unaudited)

(5)  Environmental Remediation Costs
     -------------------------------

     From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership has spent approximately $318,000 to date in connection with the remediation program and has an accrual of $25,000 as a provision for possible additional remediation expenses at December 31, 1997. Amounts expended to date have been for the evaluation, monitoring, and remediation of the petroleum contamination. On December 31, 1997, the Partnership received from the County Health Division a "no further action required" letter, confirming completion of the remediation effort at Venetian.

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

(6)  Sale of Real Estate and Dissolution of the Partnership
     ------------------------------------------------------

     The Partnership attempted to sell the Remaining Property in the fiscal year ended September 30, 1997. The existence of environmental contamination limited the potential buyers of the Remaining Property to entrepreneurial investors. Despite the limited marketability of the Remaining Property, the Partnership entered into the Purchase and Sale Agreement, which became effective on July 17, 1997, for the sale of the Remaining Property for a sale price of $7,275,000. Certain contingencies delayed the expected sale closing date into the early part of 1998. On February 18, 1998, the Partnership closed on the sale of the Remaining Property and repaid the mortgage secured by the Remaining Property and certain other customary closing expenses.

     Prior to March 15, 1998, the Partnership plans to make an initial distribution of $160 per Unit out of the Partnership's available cash. The Partnership plans to retain approximately $550,000 to establish reserves for the payment of the Partnership's remaining debts and liabilities to cover contingent liabilities resulting from the Partnership's

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements, Continued
                               December 31, 1997
                                  (Unaudited)

     previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership, to the limited partners and dissolve the Partnership.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

The Partnership, pursuant to the Purchase and Sale Agreement, closed the sale of the Remaining Property on February 18, 1998 and the Partnership is currently in the process of liquidating and dissolving (i.e. "winding up" its business and affairs). Management's Discussion and Analysis of Financial Condition and Results of Operations is qualified in its entirety by the occurrence of the sale and the Partnership's winding up process.

For the three months ended December 31, 1997, the Partnership generated total revenue of $263,095 and incurred total expenses of $230,397, resulting in net income of $32,698, which represents a decrease of $38,845 (54%) when compared with the corresponding quarter of fiscal 1997. A summary of the Partnership's operations and period-to-period comparisons is presented below:

                                     Three Months Ended December 31,
                                              (In Thousands)
                                    ----------------------------------
                                                    Amount
                                                      of         %
                                     1997   1996    Change    Change
                                     ----   ----    ------    ------
Total revenue                        $263    312       (49)     (16%)
Total expenses                        230    241       (11)      (5%)
                                     ----    ---       ---
Net income (loss)                    $ 33     71       (38)     (54%)
                                     ====    ===       ===

For the three months ended December 31, 1997, the Partnership reported decreased revenues in all categories when compared to the first quarter of fiscal 1997, primarily due to a 7% decrease in average occupancy at the Partnership's Remaining Property.


Venetian achieved a weighted average occupancy of 77%, a decrease of 7% when compared to the first quarter of fiscal 1997. The average effective rental rate also decreased $.22 to $8.18 when compared with the same period in fiscal 1997. As a result, rental income decreased $23,495 (11%) to $183,425 for the first quarter of fiscal 1998 compared to $206,920 in the first quarter of fiscal 1997. Tenant reimbursement income also decreased, from $75,329 in the first quarter of fiscal 1997 to $67,709 in the first quarter of fiscal 1998, a direct result of the decreased vacancies at the Remaining Property. Other income decreased $17,994 (60%) for the first quarter of fiscal 1998 when compared with the same period of fiscal 1997, primarily the result of the receipt in fiscal 1997 of an insurance refund related to a prior year's premium over-payment.

A comparative summary of the average occupancies and average effective rental rates generated by the Remaining Property is presented below:

                                         First Quarter
                                          Fiscal 1998    Fiscal 1997
                                         --------------  ------------
Commercial
----------
Venetian Square Shopping Center
   (117,107 net rentable square feet)
   Average occupancy                            77%            84%
   Retail - Average effective
   rental rate (1) (2)                       $8.18          $8.40

     (1) The rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the project.

Total expenses incurred by the Partnership for the three months ended December 31, 1997 amounted to $230,397. Total Partnership expenses decreased $10,264 (4%) for the three months ended December 31, 1997 when compared with the three months ended December 31, 1996. While the majority of expense categories decreased, the most significant changes in operating expenses, when comparing the first quarter of fiscal 1998 to the first quarter of fiscal 1997, were in interest expense, repairs and maintenance, administrative fees and environmental expenses. All other expense categories remained relatively constant. Interest expense decreased $10,653 (11%) to $86,075 for the three months ended December 31, 1997 from $96,728 for the corresponding period in fiscal 1997. This decrease is due to an increase in the amount of principal paid down on the Partnership's first mortgage in the current fiscal quarter. Repairs and maintenance expense decreased $12,671 (33%) for the first quarter of fiscal 1998 when compared to the corresponding period in fiscal 1997. This decrease is primarily the result of sewer line repairs and roof work at Venetian completed in fiscal 1997. Administrative fees increased $6,276 (16%) to $46,756 from $40,480 for the three months ended December 31, 1997 when compared to the corresponding period in fiscal 1997. This increase is due to increased legal fees in the current fiscal quarter incurred in connection with the Partnership's proxy solicitation that was completed in December 1997. Environmental expenses increased $4,310 to $8,184 for the three months ended December 31, 1997 from $3,874 in the corresponding period of fiscal 1997. This increase is directly related to the completion of required environmental remediation at Venetian in the first quarter of fiscal 1998. See Note 5 of the Notes to the Financial Statements in Item 1 of this report for further discussion of the environmental remediation status.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalent balances which represent Partnership reserves amounted to $806,812 at December 31, 1997, which represents a decrease of $48,927 when compared with fiscal 1997 year-end balances. Net cash used by operating activities for the three months ended December 31, 1997 amounted to $11,800. The most significant change in assets and liabilities in the first quarter of fiscal 1998 related to a decrease in the payable to the Managing General Partner of $44,496. This decrease is the net result of $100,000 reimbursement of direct advances from, and accrual of fees and administrative reimbursements to the Managing General Partner in the first quarter of fiscal 1998. Other changes in assets and liabilities included an increase in accounts payable and other liabilities of $18,593; and a decrease in property tax payable of $21,238, due to the payment of property taxes in the current quarter.

     Net cash used by financing activities for the three months ended December 31, 1997 amounted to $37,127, and is comprised solely of reductions in mortgage principal.

     The Partnership is required under its Partnership Agreement to maintain cash reserves of 3% of aggregate capital contributions ($660,000). As of December 31, 1997, the Partnership had $806,812 in cash reserves.

     The Partnership attempted to sell the Remaining Property in the fiscal year ended September 30, 1997. The existence of environmental contamination limited the potential buyers of the Remaining Property to entrepreneurial investors. Despite the limited marketability of the Remaining Property, the Partnership entered into the Purchase and Sale Agreement, which became effective on July 17, 1997, for the sale of the Remaining Property for a sale price of $7,275,000. Certain contingencies delayed the expected sale closing date into the early part of 1998. On February 18, 1998, the Partnership closed on the sale of the Remaining Property and repaid the mortgage secured by the Remaining Property and certain other customary closing expenses.

     Prior to March 15, 1998, the Partnership plans to make an initial distribution of $160 per Unit out of the Partnership's available cash. The Partnership plans to retain approximately $550,000 to establish reserves for the payment of the Partnership's remaining debts and liabilities to cover contingent liabilities resulting from the Partnership's previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation and dissolution the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership, to the limited partners.

     From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership has spent approximately $318,000 to date in connection with the remediation program and has an accrual of $25,000 as a provision for possible additional remediation expenses at December 31, 1997. Amounts expended to date have been for the evaluation, monitoring, and remediation of the petroleum contamination. On December 31, 1997, the Partnership received from the County Health Division a "no further action required" letter, confirming completion of the remediation effort at Venetian.

     From time to time the Partnership has analyzed potential sources of reimbursement for environmental remediation expenses. As a result, the Partnership made an inquiry to the California State Water Resources Control Board as to a potential reimbursement claim.

     On January 6, 1998, the Partnership received correspondence from the California State Water Resources Control Board indicating that the Partnership's claim for reimbursement filed under the Underground Storage Tank Cleanup Fund Program has been accepted for review. The Partnership is currently working on submitting all of the required information within the prescribed preliminary filing guidelines. The Managing General Partner is unable at this time to determine the amount of reimbursement, if any, that the Partnership may receive as a result of this filing, and is unable to determine the timing of the reimbursement, if any. Accordingly, no adjustments have been made to the financial statements contained in Item 1 of this report.

     PART III.  OTHER INFORMATION
                -----------------

     Item 6.  Exhibits and Reports on Form 8-K

               (b)  Reports on Form 8-K

                    The Registrant filed a report on Form 8-K dated October 7, 1997 with regard to the sale of Venetian Square Shopping Center.

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


                         BOETTCHER WESTERN PROPERTIES III LTD.
                         -------------------------------------
                                          (Registrant)

                              By:   Boettcher Properties, Ltd., as
                                    Managing General Partner

                                    By:  BPL Holdings, Inc., as
                                         Managing General Partner

     Dated:  February 20, 1998           By:  /s/ Thomas M. Mansheim
                                              ------------------------------
                                                  Thomas M. Mansheim
                                                  Treasurer; Principal
                                                  Financial and Accounting
                                                  Officer of the Partnership