Form 10-Q
period 1998-03-31
BOETTCHER WESTERN PROPERTIES III LTD
filed 1998-05-15
CIK 716822

                                                      Total # of Pages: 17

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES. EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     TO                                                             ---------
       ---------

Commission File Number   0-11502
                       ------------

                    BOETTCHER WESTERN PROPERTIES III LTD.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          COLORADO                                   84-0911344
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

          77 West Wacker Drive
           Chicago, Illinois                                 60601
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code     (312)  574-6000
                                                   --------------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

                                    INDEX
                                    -----

                                                                   Page
                                                                   ----
PART I.   Financial Information

     Item 1.        Financial Statements (unaudited)

          Balance Sheets -  March 31, 1998
               and September 30, 1997                                 3

          Statements of Operations - Three and six months
               ended March 31, 1998 and 1997                          4

          Statement of Partners' Capital - Six
               months ended March 31, 1998                            5

          Statements of Cash Flows - Six months
               ended March 31, 1998 and 1997                          6

          Notes to Financial Statements                               7


     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations    12

PART III. Other Information

     Item 6.        Exhibits and Reports on Form 8-K                 17

          SIGNATURE                                                  18

PART I. Financial Information
        ---------------------

Item 1. Financial Statements

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                                Balance Sheets
                                 (unaudited)

                                                 March 31,   September 30,
                                                   1998          1997
                                                 ---------   -------------
                    Assets
                    ------
Real estate held for sale                        $      -     $5,769,761
Cash and cash equivalents at cost, which
     approximates market value                    852,048        855,739
Accounts receivable and other assets                1,617        172,824
Debt issuance costs, net of accumulated
     amortization of $0 and $47,083,
          respectively                                  -          2,500
                                                 --------     ----------
                                                 $853,665     $6,800,824
                                                 ========     ==========
    Liabilities and Partners' Capital
    ---------------------------------
Mortgages payable, net of unamortized debt
     discount of $0 and $1,673, respectively     $      -     $3,169,358
Payable to managing general partner               191,729        195,003
Accounts payable and accrued expenses              31,644        282,163
Property taxes payable                                  -         21,238
Tenants' deposits                                       -         36,638
Unearned rental income                                  -          5,670
                                                 --------     ----------
Total liabilities                                 223,373      3,710,070
                                                 --------     ----------

Partners' capital
     General partners                            (100,981)      (109,376)
     Limited partners                             731,273      3,200,130
                                                 --------     ----------
     Total partners' capital (deficit)            630,292      3,090,754
                                                 --------     ----------
                                                 $853,665     $6,800,824
                                                 ========     ==========

See accompanying notes to financial statements.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)
                           Statements of Operations

              Three and six months ended March 31, 1998 and 1997
                                 (unaudited)


                                      Three Months Ended   Six Months Ended
                                           March 31,            March 31,
                                      -------------------  ------------------
                                        1998       1997      1998      1997
                                      --------   --------  --------  --------
Revenue:
Rental income                         $ 97,838   $190,885  $281,263  $397,805
Tenant reimbursements for
     common area charges,
     insurance and taxes                31,289     61,726    98,998   137,055
Other income                            16,450     10,608    28,411    40,563
                                      --------   --------  --------  --------
                                       145,577    263,219   408,672   575,423
                                      --------   --------  --------  --------
Expenses:
Interest, including
     amortization of debt
     discount and debt
     issuance costs                     26,838     86,108   112,913   182,836
Property taxes                               -     21,542    19,111    43,386
Fees and reimbursements to
     managing general partner            7,990     25,965    31,960    51,709
Other management fees                    5,989     10,674    18,667    23,065
Repairs and maintenance                 17,009     40,726    42,565    78,953
Utilities                                1,259      7,522     9,326    17,931
Other administrative                    35,948     14,215    82,704    45,659
Environmental costs                          -      2,101     8,184     5,975
                                      --------   --------  --------  --------
                                        95,033    208,853   325,430   449,514
                                      --------   --------  --------  --------

Operating income                        50,544     54,366    83,242   125,909

Gain on sale of real estate
  investment                           756,296          -   756,296         -
                                      --------   --------  --------  --------

Net earnings                          $806,840   $ 54,366  $839,538  $125,909
                                      ========   ========  ========  ========

Net earnings per limited
  partnership unit                    $  36.67   $   2.45  $  38.16  $   5.67
                                      ========   ========  ========  ========
Weighted average number of
  limited partnership units
  outstanding                           22,000     22,000    22,000    22,000
                                      ========   ========  ========  ========


See accompanying notes to financial statements.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Statement of Partners' Capital

                       Six months ended March 31, 1998
                                 (unaudited)

                                                                    Total
                                       General       Limited       partners'
                                       partners      partners      capital
                                      ----------    ----------    ----------
Balances at October 1, 1997           $(109,376)    $3,200,130    $3,090,754

Distributions to limited partners             -     (3,300,000)   (3,300,000)

Net income for the six months
ended March 31, 1998                      8,395        831,143       839,538
                                      ---------     ----------    ----------

Balances at March 31, 1998            $(100,981)    $  731,273    $  630,292
                                      =========     ==========    ==========






See accompanying notes to financial statements.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                           Statements of Cash Flows

                   Six Months Ended March 31, 1998 and 1997
                                 (unaudited)

                                                                 Six Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                1998            1997
                                                            -----------     ----------
Cash flows from operating activities:
  Net earnings                                              $   839,538     $  125,909
  Adjustments to reconcile net loss to
   net cash provided by operating activities
    Depreciation and amortization                                 2,500          8,162
    Gain on sale of property                                   (756,296)             -
  Change in assets and liabilities:
   (Increase) decrease in accounts receivable and other assets    9,679        (50,562)
   Increase in payable to managing general partner relating
    to operations                                                96,726         89,697
   Decrease in accounts payable and accrued expenses           (250,218)       (11,524)
   Decrease in property taxes payable                           (21,238)       (21,238)
   Decrease in tenants' deposits                                (40,025)        (3,608)
   Increase (decrease) in unearned rental income                 (4,221)           423
   Decrease in accrued interest payable                               -           (490)
                                                            -----------     ----------
     Net cash flows from (used by) operating activities        (123,555)       136,769
                                                            -----------     ----------

Cash flows from investing activities:
  Additions to real estate held for sale                              -         (2,829)
  Proceeds from sale of property net of closing costs
    and other costs of sale                                   6,708,479              -
                                                            -----------     ----------
  Net cash flows from investing activities                    6,708,479         (2,829)
                                                            -----------     ----------

Cash flows used in financing activities:
  Advances from (payments to) managing general partner         (100,000)      (600,000)
  Reductions in mortgage principal                           (3,188,615)       (72,199)
  Distributions to limited partners                          (3,300,000)             -
                                                            -----------     ----------
    Net cash flows from financing activities                 (6,588,615)      (672,199)
                                                            -----------     ----------

Net decrease in cash and cash equivalents                        (3,691)      (538,259)

Cash and cash equivalents at September 30                       855,739      1,240,077
                                                            -----------     ----------

Cash and cash equivalents at March 31                       $   852,048     $  701,818
                                                            ===========     ==========

Supplemental disclosure of cash flow information:
  Interest paid in cash during the six month period         $   112,913     $  182,346
                                                            ===========     ==========


See accompanying notes to financial statements.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                March 31, 1998
                                 (unaudited)

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

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 was adopted by the Partnership during fiscal 1997 and requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The SOP also provides guidance with respect to the

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                March 31, 1998
                                 (unaudited)

measurement of the remediation liabilities. Such accounting is consistent with the Partnership's current method of accounting for environmental remediation costs and therefore, adoption of this new Statement did not have a material impact on the Partnership's financial position, results of operations, or liquidity.

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

Statements of Cash Flows
For purposes of the Statements of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following at March 31:


                                     1998       1997
                                   --------   --------
Money Market                       $638,130   $631,136
Operating Cash                      213,918     70,682
                                   --------   --------
     Cash and Cash Equivalents     $852,048   $701,818
                                   ========   ========

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                March 31, 1998
                                 (unaudited)

Use of Estimates
Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications
Certain prior year amounts have been reclassified to conform with current year financial statement presentation.


(3)  Transactions with Related Parties
     ---------------------------------

Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Limited Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the six months ended March 31, 1998 the amount earned by the Managing General Partner was $26,200.

Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties reduced by management fees paid to others. For the six months ended March 31, 1998 no fees were earned by the Managing General Partner.

Direct Services: The Managing General Partner and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner and its affiliates for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the six months ended March 31, 1998 such reimbursements totaled $5,760.

(4)  Liquidity and Debt Maturities
     -----------------------------

The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                March 31, 1998
                                 (unaudited)

capital and other contingencies. As of March 31, 1998, the Partnership had cash reserves of $852,048, while the required minimum amount was $660,000. For the six months ended March 31, 1998, the payable to Managing General Partner decreased by $3,274 to a total of $191,729 as of March 31, 1998. This decrease is the net result of a payment to the Managing General Partner of $100,000, additional cash advances of $33,231, and the accrual of fees and reimbursements earned by the Managing General Partner in the second quarter of fiscal 1998 in the amount of $7,990.

On February 18, 1998, upon closing of the sale of Venetian Square Shopping Center (the "Remaining Property", or "Venetian") the Partnership received net proceeds of approximately $3.3 million. The Partnership made an initial distribution of $150 per limited partnership unit ("Unit") out of the Partnership's cash reserves on March 12, 1998. The Partnership will retain approximately $600,000 as a reserve for the payment of the Partnership's remaining debts and liabilities, to cover contingent liabilities resulting from the Partnership's previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation and dissolution, the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership, to the limited partners. See Note 6 for further discussion on the sale of the Remaining Property.

(5)  Environmental Contingency
     -------------------------

From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $318,000 to date in connection with the remediation program and has an accrual of $25,000 as a provision for possible additional remediation expenses. Amounts expended to date have been for the evaluation, monitoring, and remediation of the petroleum contamination. On December 31, 1997, the Partnership received from the County Health Division a "no further action required" letter, confirming completion of the remediation effort at Venetian.

                    BOETTCHER WESTERN PROPERTIES III LTD.
                           (A Limited Partnership)

                        Notes to Financial Statements
                                March 31, 1998
                                 (unaudited)

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

(6) Sale of Real Estate
    -------------------

On February 18, 1998, the Partnership closed on the sale of the Remaining Property, selling the land, related improvements and personal property of the retail center known as Venetian Square Shopping Center ("Venetian") located in Stockton, California to an unrelated third party for $6,975,000. Venetian consists of a 3-building shopping center containing approximately 117,107 square feet of net rentable area on approximately 9.2 acres of land. At the time of sale, Venetian was approximately 77% leased and occupied.

The net proceeds and gain on sale related to the Remaining Property, are calculated as follows:

Total of contract sale price                            $ 6,975,000
Less costs of sale -
     Sales commissions                                     (209,250)
     Title, legal fees, and other                          (147,504)
Mortgage payoff                                          (3,139,228)
Security deposit liability                                  (40,025)
Tenant Concessions                                         (173,001)
                                                        -----------
     Net proceeds on sale                                 3,265,992
Write off of non-cash assets                             (2,509,696)
                                                        -----------
Net gain on sale                                        $   756,296
                                                        ===========

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

Results of Operations
---------------------

     For the three and six months ended March 31, 1998, the Partnership generated total revenue of $145,577 and $408,672 and incurred total expenses of $95,033 and $325,430 resulting in income from operations of $50,544 and $83,242 respectively. This represents decreases in the Partnership's results of operations when compared to the three and six months ended March 31, 1997 of $113,820 and $42,667, respectively. The Partnership generated decreased total revenue, primarily rental and other income, and decreased total expenses in all categories for the six months ended March 31, 1998, primarily due to the sale of Venetian. A summary of the Partnership's operations and period-to-period comparisons before gain on sale of Venetian is presented below.

                  Three Months Ended March 31             Six Months Ended March 31
                         (in thousands)                        (in thousands)
                --------------------------------     -----------------------------------
                                Amount                                  Amount
                                  of        %                             of        %
                1998     1997   Change    Change     1998     1997      Change    Change
                ----     ----   ------    ------     ----     ----      ------    ------
Total revenue   $146      263    (117)     (44%)     $409      575       (166)     (29%)
Total expenses    95      209    (114)     (55%)      326      450       (124)     (28%)
                ----      ---    ----                ----      ---       ----
Net operating
  income        $ 51       54     ( 3)               $ 83      125        (42)
                ====      ===    ====                ====      ===       ====

     For the six months ended March 31, 1998, the Partnership reported decreased revenues in all categories when compared to the corresponding periods of fiscal 1997, primarily due to the sale of the Partnership's Remaining Property.

     Venetian achieved average occupancy of 77% and an average effective rental rate of $6.54 for the second quarter of fiscal 1998, representing a decrease of 3% and $1.62, respectively, when compared to the same period in fiscal 1997. As a result, rental income decreased $116,542 (29%) to $281,263 for the second quarter of fiscal 1998 compared to $397,805 in the second quarter of fiscal 1997. Tenant reimbursement income also decreased, from $137,055 for the six months ended March 31, 1997 to $98,998 in the corresponding period in fiscal 1997, a direct result of decreased vacancies at the Remaining Property. Other income decreased $12,152 (30%) for the six months ended March 31, 1998 compared to the same period in 1997, primarily due to the maintenance of lower cash reserves. A summary of the average occupancy and average effective rental rates of the Partnership's Remaining Property is presented below.

                                             Second Quarter
                                       Fiscal 1998    Fiscal 1997
                                       -----------    -----------
Commercial
----------
Venetian Square Shopping Center
  Average occupancy                       77% (2)            80%
  Average effective rental rate (1)     $6.54 (2)         $8.16

(1) These rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the project.

(2) Venetian was sold on February 18, 1998. Average occupancy and average effective rental rate reflects occupancy as of this date.

     Total expenses incurred by the Partnership for the three and six months ended March 31, 1998 amounted to $95,033 and $325,430, representing decreases of $124,084 (28%) and $113,820 (54%), respectively, when compared with the corresponding periods of fiscal 1997. While the majority of expense categories decreased, the most significant changes in operating expenses, when comparing the second quarter of fiscal 1998 to the second quarter of fiscal 1997, were in interest expense, repairs and maintenance, other administrative expenses, and environmental expenses. Interest expense decreased $69,923 (38%) to $112,913 for the six months ended March 31, 1998 from $182,836 for the corresponding periods in fiscal 1997. This decrease is due to an increase in the amount of principal paid down on the Partnership's first mortgage in the current fiscal quarters. Repairs and maintenance expense decreased $36,388 (46%) for the second quarter of fiscal 1998 when compared to the corresponding periods in fiscal 1997. This decrease is primarily the result of sewer line repairs and roof work at Venetian completed in fiscal 1997. Other administrative expenses increased $37,045 (81%) for the six months ended March 31, 1998 when compared to the corresponding periods in fiscal 1997. This increase is due to increased legal fees in the current fiscal year incurred in connection with the Partnership's proxy solicitation that was completed in December 1997 and with the sale and dissolution of the Partnership's Remaining Property. Environmental expenses increased $2,209 (37%) to $8,184 for the six months ended March 31, 1998 from $5,975 in the corresponding period of fiscal 1997. This increase is directly related to the completion of required environmental remediation at Venetian in the first quarter of fiscal 1998. See
Note 5 of the Notes to the Financial Statements in Item 1 of this report for further discussion of the environmental remediation status.


     Liquidity and Capital Resources
     -------------------------------

     Cash and cash equivalent balances which represent Partnership reserves amounted to $852,048 at March 31, 1998 which represents a decrease of $3,691 when compared with the fiscal 1997 year-end balance. Net cash flows used by operating activities for the six months ended March 31, 1998 amounted to $123,555, and included an increase in payable to Managing General Partner relating to operations of $96,726. At March 31, 1998 the payable to Managing General Partner totaled $191,729. Other significant changes in assets and liabilities include a decrease in accounts payable and accrued expenses of $250,218, and a decrease in tenant security deposits, primarily the result of sale of Venetian in the second quarter of fiscal 1998.

     Net cash flows from investing activities amounted to $6,708,479 for the six months ended March 31, 1998, comprised solely of proceeds from the sale of the Remaining Property, net of closing costs and other costs of sale.

     Net cash flows from financing activities amounted to $6,588,615 for the six months ended March 31, 1998 and is comprised of a payment to the Managing General Partner of $100,000 representing deferred acquisition fees, general reimbursements and prior cash advances; distribution to limited partners of $3,300,000, and reductions in mortgage principal in the amount of $3,188,615.

     The sale of the Remaining Property closed on February 18, 1998 and the Partnership received gross proceeds of $6,975,000. Upon closing the sale of the Remaining Property, the Partnership used a portion of the proceeds to pay the first mortgage secured by the Remaining Property and certain customary losing expenses. The Partnership is currently in the process of liquidating and dissolving (i.e. "winding up" its business and affairs). Once the liquidation and dissolution is completed, the operations and existence of the Partnership will cease.

     The net proceeds and net gain related to the Remaining Property, are calculated as follows:

Total of contract sale price                            $ 6,975,000
Less costs of sale -
     Sales commissions                                     (209,250)
     Title, legal fees, and other                          (147,504)
Mortgage payoff                                          (3,139,228)
Security deposit liability                                  (40,025)
Tenant Concessions                                         (173,001)
                                                        -----------
     Net proceeds on sale                                 3,265,992
Write off of non-cash assets                             (2,509,696)
                                                        -----------
Net gain on sale                                        $   756,296
                                                        ===========

     On February 18, 1998, upon closing of the sale of Venetian Square Shopping Center (the "Remaining Property", or "Venetian") the Partnership received net proceeds of approximately $3.3 million. The Partnership made an initial distribution of $150 per limited partnership unit ("Unit") out of the Partnership's cash reserves on March 12, 1998. The Partnership will retain approximately $600,000 as a reserve for the payment of the Partnership's remaining debts and liabilities, to cover contingent liabilities resulting from the Partnership's previous ownership of the Remaining Property, and to cover the costs and expenses associated with the Partnership's liquidation and dissolution. The Partnership may make one or more interim distributions during its winding up process as contingent liabilities lapse and the time of the liquidation and dissolution becomes more certain. Upon liquidation and dissolution, the Partnership will make a final distribution of its remaining cash, constituting the remaining asset of the Partnership, to the limited partners. See Note 6 for further discussion on the sale of the Remaining Property.

From approximately 1979 through 1990, a card-lock fueling station had been operated on a parcel of land adjacent to and part of Venetian Square Shopping Center. In fiscal 1992, upon removal of the three underground fuel storage tanks, leakage of petroleum contaminants was discovered through performance of soil and groundwater tests. The Partnership is in the process of determining the method, cost and timing of required soil and groundwater remediation measures. The Partnership has spent approximately $318,000 to date in connection with the remediation program and has an accrual of $25,000 as a provision for possible additional remediation expenses. Amounts expended to date have been for the evaluation, monitoring, and remediation of the petroleum contamination. On December 31, 1997, the Partnership received from the County Health Division a "no further action required" letter, confirming completion of the remediation effort at Venetian.

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


                                        BOETTCHER WESTERN PROPERTIES III LTD.
                                        -------------------------------------
                                                    (Registrant)

                                        By:  Boettcher Properties, Ltd., as
                                             Managing General Partner

                                           By:  BPL Holdings, Inc., as
                                                Managing General Partner

     Dated:  May 15, 1998                  By:  /s/ Thomas M. Mansheim
                                              --------------------------------
                                                    Thomas M. Mansheim
                                                    Treasurer; Principal
                                                    Financial and Accounting
                                                    Officer of the Partnership