Form 10-Q
period 1998-06-30
BOETTCHER WESTERN PROPERTIES III LTD
filed 1998-08-13
CIK 716822

                                                            Total # of Pages: 17

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998 OR
                                                          -------------

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES. EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO

Commission File Number   0-11502
                       -----------

                     BOETTCHER WESTERN PROPERTIES III LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           COLORADO                                     84-0911344
 -----------------------------------      --------------------------------------
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

        77 West Wacker Drive
          Chicago, Illinois                                60601
 -----------------------------------      --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


Registrant's telephone number, including area code   (312)  574-6000
                                                   -----------------------------

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No_____
   -----

                                     INDEX
                                     -----

                                                                      Page
                                                                      ----

PART I.   Financial Information

     Item 1.   Financial Statements (unaudited)

          Balance Sheets -  June 30, 1998
            and September 30, 1997                                       3

          Statements of Operations - Three and nine months
            ended June 30, 1998 and 1997                                 4

          Statement of Partners' Capital - Nine
            months ended June 30, 1998                                   5

          Statements of Cash Flows - Nine months
            ended June 30, 1998 and 1997                                 6

          Notes to Financial Statements                                  7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            12

PART II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K                         16

          SIGNATURE                                                     17

PART I.     FINANCIAL INFORMATION
            ---------------------

Item 1.  Financial Statements
         --------------------

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                                Balance Sheets
                                  (unaudited)

                                               June 30,   September 30,
                                                 1998          1997
                                              ----------  --------------
                  Assets
                  ------
Real estate held for sale                     $       -      $5,769,761
Cash and cash equivalents at cost, which
   approximates market value                    880,571         855,739
Accounts receivable and other assets                924         172,824
Debt issuance costs, net of accumulated
   amortization of $0 and $47,083,
   respectively                                       -           2,500
                                              ---------      ----------
                                              $ 881,495      $6,800,824
                                              =========      ==========
    Liabilities and Partners' Capital
    ---------------------------------

Mortgages payable, net of unamortized debt
   discount of $0 and $1,673, respectively    $       -      $3,169,358
Payable to managing general partner             201,459         195,003
Accounts payable and accrued expenses            26,169         282,163
Property taxes payable                                -          21,238
Tenants' deposits                                     -          36,638
Unearned rental income                                -           5,670
                                              ---------      ----------
Total liabilities                               227,628       3,710,070
                                              ---------      ----------

Partners' capital
   General partners                            (100,745)       (109,376)
   Limited partners                             754,612       3,200,130
                                              ---------      ----------
   Total partners' capital                      653,867       3,090,754
                                              ---------      ----------
                                              $ 881,495      $6,800,824
                                              =========      ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)
                           Statements of Operations

              Three and nine months ended June 30, 1998 and 1997
                                  (unaudited)

                                 Three Months Ended      Nine Months Ended
                                      June 30,               June 30,
                                 ------------------      ------------------
                                 1998         1997         1998       1997
                                 ----         ----         ----       ----
 Revenue:
  Rental income                   $     -  $196,164      $281,263  $593,969
  Tenant reimbursements for
   common area charges,
   insurance and taxes                  -    66,528        98,998   203,583
  Other income                     28,930     7,606        57,361    48,169
                                  ------   --------      --------  --------
                                   28,930   270,298       437,622   845,721
                                  -------  --------      --------  --------
 Expenses:
  Interest, including
   amortization of debt
   discount and debt
   issuance costs                       -    91,995       112,913   274,831
  Property taxes                        -    21,238        19,111    64,624
  Fees and reimbursements to
   managing general partner             -    24,686        31,960    76,395
  Other management fees                 -    12,095        18,667    35,160
  Repairs and maintenance               -    23,254        42,565   102,207
  Utilities                             -     8,502         9,326    26,433
  Other administrative              5,375    23,161        88,079    68,820
  Environmental costs                   -     1,850         8,184     7,825
                                  -------  --------      --------   -------
                                    5,375   206,781       330,805   656,295
                                  -------  --------      --------   -------

  Operating income                 23,555    63,517       106,817   189,426

  Gain on sale of real estate
   investment                           -         -       756,296         -
                                  -------  --------      --------  --------

  Net earnings                    $23,555  $ 63,517      $863,113  $189,426
                                  =======  ========      ========  ========

  Net earnings per limited
   partnership unit               $  1.07  $   2.89      $  39.23  $   8.61
                                  =======  ========      ========  ========

  Weighted average number of
   limited partnership units
   outstanding                     22,000    22,000        22,000    22,000
                                  =======  ========      ========  ========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                        Statement of Partners' Capital

                        Nine months ended June 30, 1998
                                  (unaudited)

                                                                      Total
                                          General      Limited      partners'
                                         partners      partners      capital
                                         --------      --------      -------

   Balances at October 1, 1997           $(109,376)  $ 3,200,130   $ 3,090,754

   Distributions to limited partners             -    (3,300,000)   (3,300,000)

   Net income for the nine months
     ended June 30, 1998                     8,631       854,482       863,113
                                         ---------   -----------   -----------

   Balances at June 30, 1998             $(100,745)  $   754,612   $   653,867
                                         =========   ===========   ===========

   See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows

                   Nine Months Ended June 30, 1998 and 1997
                                  (unaudited)

                                                                      Nine Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                      1998         1997
                                                                      ----         ----
Cash flows from operating activities:
  Net earnings                                                    $   863,113   $  189,426
  Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation and amortization                                      2,500       12,307
     Gain on sale of property                                        (756,296)           -
  Change in assets and liabilities:
   (Increase) decrease in accounts receivable and other assets         10,372      (47,689)
   Increase in payable to managing general
     partner relating to operations                                   106,456      123,707
   Decrease in accounts payable and accrued expenses                 (255,693)      (2,745)
   Decrease in property taxes payable                                 (21,238)     (21,238)
   Decrease in tenants' deposits                                      (40,025)        (881)
   Increase (decrease) in unearned rental income                       (4,221)       1,485
   Decrease in accrued interest payable                                     -         (490)
                                                                  -----------   ----------
    Net cash flows from (used by) operating activities                (95,032)     253,882
                                                                  -----------   ----------

Cash flows used by investing activities:
   Additions to real estate held for sale                                   -       (2,829)
   Proceeds from sale of property
    net of closing costs and other costs of sale                    6,708,479            -
                                                                  -----------   ----------
   Net cash flows from investing activities                         6,708,479       (2,829)
                                                                  -----------   ----------

Cash flows used in financing activities:
   Payments to managing general partner                              (100,000)    (600,000)
   Reductions in mortgage principal                                (3,188,615)    (101,646)
   Distributions to limited partners                               (3,300,000)           -
                                                                  -----------   ----------
    Net cash flows used in financing activities                    (6,588,615)    (701,646)
                                                                  -----------   ----------

Net increase (decrease) in cash and cash equivalents                   24,832     (450,593)

Cash and cash equivalents at September 30                             855,739    1,240,077
                                                                  -----------   ----------

Cash and cash equivalents at June 30                              $   880,571   $  789,484
                                                                  ===========   ==========

Supplemental disclosure of cash flow information:
 Interest paid in cash during the period                          $   112,913   $  275,321
                                                                  ===========   ==========

See accompanying notes to financial statements.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

     Statements of Cash Flows

     For purposes of the Statements of Cash Flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following at June 30:

                                        1998       1997
                                      ---------  ---------
     Money Market                      $873,867   $631,359
     Operating Cash                       6,704    158,125
                                       --------   --------
         Cash and Cash Equivalents     $880,571   $789,484
                                       ========   ========

     Use of Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

     Reclassifications

     Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(3)  Transactions with Related Parties
     ---------------------------------

     Deferred Acquisition Fee: Pursuant to the Management Agreement, the Managing General Partner receives an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Limited Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the nine months ended June 30, 1998 the amount earned by the Managing General Partner was $26,200.

     Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to the Managing General Partner, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from the properties reduced by management fees paid to others. For the nine months ended June 30, 1998 no fees were earned by the Managing General Partner.

     Direct Services: The Managing General Partner and its affiliates provide various services directly related to the operations of the Partnership and its properties. The Partnership reimburses the Managing General Partner and its affiliates for its allocable share of salaries of nonmanagement and nonsupervisory personnel providing accounting, investor reporting and communications, and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the nine months ended June 30, 1998 such reimbursements totaled $5,760.

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

(4)  Liquidity and Debt Maturities
     -----------------------------

     The Partnership is required under its Partnership Agreement to maintain cash reserves of not less than 3% of aggregate capital contributions for normal repairs, replacements, working capital and other contingencies. As of June 30, 1998, the Partnership had cash reserves of $880,571, while the required minimum amount was $660,000. For the nine months ended June 30, 1998, the payable to Managing General Partner increased by $6,456 to a total of $201,459 as of June 30, 1998. This increase is the net result of advances from the $74,497, accruals of fees and reimbursements earned by the Managing General Partner of $31,960, and a payment of $100,000 to the Managing General Partner in the second quarter of fiscal 1998.

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

                     BOETTCHER WESTERN PROPERTIES III LTD.
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

     From time to time the Partnership has analyzed potential sources of reimbursement for environmental remediation expenses. As a result, the Partnership made an inquiry to the California State Water Resources Control Board as to a potential reimbursement claim.

     On January 6, 1998, the Partnership received correspondence from the California State Water Resources Control Board indicating that the Partnership's claim for reimbursement filed under the Underground Storage Tank Cleanup Fund Program has been accepted for review. The Partnership has submitted all of the required information within the prescribed filing guidelines and is currently waiting for a response to its reimbursement request. The Managing General Partner is unable at this time to determine the amount of reimbursement, if any, that the Partnership may receive as a result of this filing, and is unable to determine the timing of the reimbursement, if any. Accordingly, no adjustments have been made to the financial statements contained herein.

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

     The net proceeds and gain on sale related to the Remaining Property, are calculated as follows:

     Total of contract sale price          $ 6,975,000
     Less costs of sale
        Sales commissions                     (209,250)
        Title, legal fees, and other          (147,504)
     Mortgage payoff                        (3,139,228)
     Security deposit liability                (40,025)
     Tenant Concessions                       (173,001)
                                           -----------
        Net proceeds on sale                 3,265,992
     Write off of non-cash assets           (2,509,696)
                                           -----------
     Net gain on sale                      $   756,296
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

Results of Operations
---------------------

     For the three and nine months ended June 30, 1998, the Partnership generated total revenue of $28,930 and $437,622 and incurred total expenses of $5,375 and $330,805, resulting in income from operations of $23,555 and $106,817, respectively. This represents decreases in the Partnership's results of operations when compared to the three and nine months ended June 30, 1997 of $39,962 and $82,609, respectively. The Partnership generated decreased total revenue, primarily rental and other income, and decreased total expenses in all categories for the nine months ended June 30, 1998, primarily due to the sale of Venetian. A summary of the Partnership's operations and period-to-period comparisons before gain on sale of Venetian is presented below:

                     Three Months Ended June 30      Nine Months Ended June 30
                           (in thousands)                  (in thousands)
                   ------------------------------  -----------------------------
                                Amount                          Amount
                                  of       %                      of       %
                    1998  1997  Change   Change     1998  1997  Change   Change
                   -----  ----  ------   ------    -----  ----  ------   ------
Total revenue      $  29   270  (241)     (89%)    $ 438   846    (408)   (48%)
Total expenses         5   207  (202)     (98%)      331   656    (325)   (50%)
                   -----  ----                     -----  ----  ------
Net operating
  income (loss)    $  24    63   (39)              $ 107   190     (83)
                   =====  ====  ====               =====  ====  ======

     For the nine months ended June 30, 1998, the Partnership reported decreased revenues in all categories when compared to the corresponding periods of fiscal 1997, primarily due to the sale of the Partnership's Remaining Property on February 18, 1998.

     The increase in other income for the three and nine months ended June 30, 1998 is primarily due to a legal settlement of $15,000 awarded against Custom T's, a former tenant of Venetian.

     Total expenses incurred by the Partnership for the three and nine months ended June 30, 1998, amounted to $5,375 and $330,805, representing decreases of $201,406 (97%) and $325,490 (50%), respectively, when compared with the corresponding periods of fiscal 1997.

     While the majority of expense categories decreased, the most significant changes in operating expenses, when comparing the nine months ended June 30, 1998 to the nine months ended June 30, 1997, were in interest expense, repairs and maintenance, other administrative expenses, and environmental expenses. Interest expense decreased $161,918 (59%) to $112,913 for the nine months ended June 30, 1998 from $274,831 for the corresponding period in fiscal 1997. This decrease is due to an increase in the amount of principal paid down on the Partnership's first mortgage in the current fiscal quarters. Repairs and maintenance expense decreased $59,642 (58%) for the nine months ended June 30, 1998 when compared to the corresponding period in fiscal 1997. This decrease is primarily the result of sewer line repairs and roof work at Venetian completed in fiscal 1997. Other administrative expenses increased $19,259 (28%) for the nine ended June 30, 1998 when compared to the corresponding periods in fiscal 1997. This increase is due to increased legal fees in the current fiscal year incurred in connection with the Partnership's proxy solicitation that was completed in December 1997 and with the sale and dissolution of the Partnership's Remaining Property. Environmental expenses increased $359 (5%) to $8,184 for the nine months ended June 30, 1998 from $7,825 in the corresponding period of fiscal 1997. This increase is directly related to the completion of required environmental remediation of Venetian in the first quarter of fiscal 1998. See Note 5 of the Notes to the Financial Statements in Item 1 of this report for further discussion of the environmental remediation status.

     Liquidity and Capital Resources
     -------------------------------

     Cash and cash equivalent balances which represent Partnership reserves amounted to $880,571 at June 30, 1998 which represents an increase of $24,832 when compared with the fiscal 1997 year-end balance. Net cash flows used by operating activities for the nine months ended June 30, 1997 amounted to $95,032 and included an increase in payable to Managing General Partner relating to operations of $106,456. At June 30, 1998 the payable to Managing General Partner totaled $201,459. Other significant changes in assets and liabilities include a decrease in accounts payable and accrued expenses of $255,693, primarily the result of the sale of Venetian in quarter of 1998.

     Net cash flows from investing activities amounted to $6,708,479 for the nine months ended June 30, 1998, comprised solely of proceeds from the sale of the Remaining Property, net of closing costs and other costs sale.

     Net cash flows used in financing activities amounted to $6,588,615 for the nine months ended June 30, 1998 and is comprised of a payment to the Managing General Partner of $100,000 representing deferred acquisition fees, general reimbursements and repayment of prior cash advances; distribution to limited partners of $3,300,000, and reductions in mortgage principal in the amount of $3,188,615.

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

     The net proceeds and net gain related to the Remaining Property, are calculated as follows:

    Total of contract sale price                              $ 6,975,000
    Less costs of sale
      Sales commissions                                          (209,250)
      Title, legal fees, and other                               (147,504)
    Mortgage payoff                                            (3,139,228)
    Security deposit liability                                    (40,025)
    Tenant Concessions                                           (173,001)
                                                              -----------
      Net proceeds on sale                                      3,265,992
    Write off of non-cash assets                               (2,509,696)
                                                              -----------
    Net gain on sale                                          $   756,296
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

On January 6, 1998, the Partnership received correspondence from the California State Water Resources Control Board indicating that the Partnership's claim for reimbursement filed under the Underground Storage Tank Cleanup Fund Program has been accepted for review. The Partnership has submitted all of the required information within the prescribed filing guidelines and is currently waiting for a response to its reimbursement response. The Managing General Partner is unable at this time to determine the amount of reimbursement, if any, that the Partnership may receive as a result of this filing, and is unable to determine the timing of the reimbursement, if any. Accordingly, no adjustments have been made to the financial statements contained in Item 1 of this report.

PART II.   OTHER INFORMATION
           -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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


                         BOETTCHER WESTERN PROPERTIES III LTD.
                         -------------------------------------
                                      (Registrant)

                         By:     Boettcher Properties, Ltd., as
                                 Managing General Partner

                                 By:  BPL Holdings, Inc., as
                                      Managing General Partner

 Dated:  August 14, 1998         By:  /s/ Thomas M. Mansheim
                                      ----------------------
                                      Thomas M. Mansheim
                                      Treasurer; Principal
                                      Financial and Accounting
                                      Officer of the Partnership